Form 10-Q
period 1996-06-30
BANNER AEROSPACE INC
filed 1996-08-13
CIK 863445

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)

 X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ----   EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 1996

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -----  EXCHANGE ACT OF 1934

Commission File Number 1-10561

                               BANNER AEROSPACE, INC.
            --------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                 DELAWARE                                   95-2039311
- ---------------------------------------     -----------------------------------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)

300 WEST SERVICE ROAD, PO BOX 20260
WASHINGTON, DC                                         20041
- ---------------------------------------     -----------------------------------
(Address of principal executive offices)            (Zip Code)


 Registrant's telephone number, including area code           (703) 478-5790
                                                              --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.


                          YES    X        NO
                             --------        ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                          Outstanding at
       Title of Class                     July 31, 1996
       --------------                     --------------

Common Stock, $1.00 Par Value                23,409,610

                             BANNER AEROSPACE, INC.

                               TABLE OF CONTENTS


                                                                                                                  Page Number
                                                                                                                  -----------
Part  I.     Summarized Financial Information:

             Consolidated Balance Sheets as of June 30, 1996 and March 31, 1996.....................................    3-4

             Consolidated Income Statements for the Three Months Ended June 30, 1996 and 1995.......................      5

             Consolidated Statements of Cash Flow for the Three Months Ended June 30, 1996 and 1995.................      6

             Notes to Summarized Financial Information..............................................................   7-10

             Management's Discussion and Analysis of the Financial Condition and Results of Operations..............  11-13

Part II.     Other Information......................................................................................  14-15

                                     Part I
                      A. Summarized Financial Information

                    BANNER AEROSPACE, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                        JUNE 30, 1996 AND MARCH 31, 1996


                                     ASSETS

(In thousands)

                                                                              June 30,                      March 31,
CURRENT ASSETS:                                                                 1996                          1996
- --------------                                                               ------------                   -----------
   Receivables, less allowances of $3,507 at June 30, 1996 and $3,257 at
     March 31, 1996                                                          $    57,359                    $   57,006
   Inventories                                                                   215,133                       204,595
   Other current assets                                                            9,687                        10,665
                                                                             ------------                   -----------
                                                                                 282,179                       272,266
                                                                             ------------                   -----------

 PROPERTY, PLANT AND EQUIPMENT (AT COST):
 ---------------------------------------

   Land                                                                              453                           453
   Buildings and improvements                                                      9,087                         8,601
   Machinery and equipment                                                        15,455                        14,975
                                                                             ------------                   -----------
                                                                                  24,995                        24,029
    Accumulated depreciation                                                     (11,513)                      (10,921)
                                                                             ------------                   -----------

                                                                                  13,482                        13,108
                                                                             ------------                   -----------

 OTHER ASSETS:
 ------------

   Cost in excess of net tangible assets of purchased businesses, net             28,027                        28,239
   Other                                                                           5,789                         4,596
                                                                             ------------                   -----------

                                                                                  33,816                        32,835
                                                                             ------------                   -----------
 TOTAL ASSETS
                                                                             $   329,477                    $  318,209
                                                                             ============                   ===========


    The accompanying notes to summarized financial information are an integral part of these consolidated balance sheets.

                                     Part I
                      A. Summarized Financial Information

                    BANNER AEROSPACE, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                        JUNE 30, 1996 AND MARCH 31, 1996


                      LIABILITIES AND STOCKHOLDERS' EQUITY

(In thousands)

                                                                     June 30,                  March 31,
 CURRENT LIABILITIES:                                                  1996                      1996
 -------------------                                                ----------                ----------
  Accounts payable                                                  $   49,830                $   42,233
  Other                                                                 21,921                    21,011
                                                                     ----------               -----------

                                                                        71,751                    63,244
                                                                     ----------               -----------

 LONG-TERM LIABILITIES:
 ---------------------

  Long-term debt, less current maturities                              112,500                   111,900
  Other                                                                  1,218                       462
                                                                     ----------               -----------

                                                                       113,718                   112,362
                                                                     ----------               -----------
 TOTAL LIABILITIES                                                     185,469                   175,606
                                                                     ----------               -----------


 STOCKHOLDERS' EQUITY:
 --------------------

   Common stock, $1.00 par value, 30,000 shares authorized,
     23,410 shares issued and outstanding at June 30, 1996 and
     23,393 shares issued and outstanding at March 31, 1996             23,410                    23,393
   Paid-in capital                                                     113,195                   113,124
   Retained earnings                                                     7,403                     6,086
                                                                     ----------               -----------

 TOTAL STOCKHOLDERS' EQUITY                                            144,008                   142,603
                                                                     ----------               -----------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $  329,477                $  318,209
                                                                     ==========               ===========



    The accompanying notes to summarized financial information are an integral part of these consolidated balance sheets.

                                     Part I
                      A. Summarized Financial Information

                    BANNER AEROSPACE, INC. AND SUBSIDIARIES
                         CONSOLIDATED INCOME STATEMENTS
             FOR THE THREE (3) MONTHS ENDED JUNE 30, 1996 AND 1995

The consolidated income statements for the three (3) months ended June 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year and are subject to audit at year end.

 (In thousands, except per share data)                                                       For the Three Months
                                                                                                Ended June 30,
                                                                                  ---------------------------------------
                                                                                     1996                         1995
                                                                                  ----------                   ----------
 Net sales                                                                        $   94,276                   $   60,633

 Cost of goods sold                                                                   69,074                       43,012
                                                                                  ----------                   ----------
   GROSS PROFIT                                                                       25,202                       17,621

 Selling, general and administrative expenses                                         20,343                       13,874
                                                                                  ----------                   ----------
   OPERATING INCOME                                                                    4,859                        3,747

 Interest expense, net                                                                 2,672                        2,565
                                                                                  ----------                   ----------
   INCOME BEFORE TAXES ON INCOME                                                       2,187                        1,182

 Provision for taxes                                                                     870                          470
                                                                                  ----------                   ----------
   NET INCOME                                                                     $    1,317                   $      712
                                                                                  ==========                   ==========
 Earnings per common share                                                        $     0.06                   $     0.04

 Weighted average number of shares                                                ==========                   ==========
                                                                                      23,400                       18,002
                                                                                  ==========                   ==========


    The accompanying notes to summarized financial information are an integral part of these consolidated income statements.

                                     Part I
                      A. Summarized Financial Information

                    BANNER AEROSPACE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE (3) MONTHS ENDED JUNE 30, 1996 AND 1995

(In thousands)                                                                 1996                         1995
                                                                       ------------------            ------------------
 CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
 ------------------------------------------------------


 Net income                                                            $           1,317             $             712
 Adjustments to reconcile net income to net cash provided by
   (used for) operating activities--
   Depreciation and amortization                                                   1,093                           610
   Gain on disposal of fixed assets                                                   (8)                           (3)
   Change in receivables                                                            (353)                         (554)
   Change in inventories                                                         (10,538)                          587
   Change in payables and accrued liabilities                                      8,507                         1,142
   Change in other accounts                                                          328                        (2,912)
                                                                       ------------------            -----------------
     Net cash provided by (used for) operating activities                            346                          (418)
                                                                       ------------------            -----------------
 CASH FLOWS PROVIDED BY (USED FOR) INVESTING ACTIVITIES:
 ------------------------------------------------------
 Acquisition of property, plant and equipment                                     (1,080)                         (286)
 Proceeds from the sale of fixed assets                                               47                             3
                                                                       ------------------            -----------------
   Net cash used for investing activities                                         (1,033)                         (283)
                                                                       ------------------            -----------------
 CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
 ------------------------------------------------------
 Repayments of term loans                                                            ---                       (16,000)

 Net borrowings of revolver                                                          600                        13,500
 Exercise of stock options                                                            87                           ---
                                                                       ------------------            -----------------
   Net cash provided by (used for) financing activities                              687                        (2,500
                                                                       ------------------            -----------------
 NET DECREASE IN CASH                                                                ---                        (3,201)
 CASH, BEGINNING OF PERIOD                                                           ---                         1,950
                                                                       ------------------            -----------------
 BANK OVERDRAFT, END OF PERIOD                                         $             ---             $          (1,251)
                                                                       ==================            =================



    The accompanying notes to summarized financial information are an integral part of these consolidated statements of cash flows.

                                     Part I
                  A. Notes to Summarized Financial Information

                    BANNER AEROSPACE, INC. AND SUBSIDIARIES
                             JUNE 30, 1996 AND 1995
                (In thousands of dollars except per share data)

   The condensed financial information included herein has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. Although the Company believes that the following disclosures are adequate to make the information presented not misleading, it is suggested that this condensed financial information be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Form 10-K for the fiscal year ended March 31, 1996.



1)  Significant Accounting and Reporting Policies

    Description of the Business

    The Company is a leading international supplier to the aerospace industry as a distributor, providing a wide range of aircraft parts and related support services. The Company's products are divided into three product groups: hardware, rotables and engines. The hardware product group includes bearings, nuts, bolts, screws, rivets and other types of fasteners. Rotables include flight data recorders, radar and navigation systems, instruments, landing gear and hydraulic and electrical components. Engines include jet engines and engine parts for use on both narrow and wide body aircraft and smaller engines for corporate and commuter aircraft. The Company provides a number of services such as immediate shipment of parts in aircraft on ground ("AOG") situations. The Company also provides products to original equipment manufacturers and subcontractors ("OEMs") in the aerospace industry under just-in-time and inventory management programs. The Company, through its subsidiaries, sells its products in the United States and abroad to most of the world's commercial airlines, and to air cargo carriers, as well as many OEMs, other distributors, fixed-base operators, corporate aircraft operators and other aerospace and non-aerospace companies.

2)  Earnings Per Common Share

    Earnings per common share are calculated based on net income divided by the weighted average number of shares outstanding. Stock options are excluded from the calculation of earnings per common share as they would be non-dilutive (see
Note 5 in the notes to summarized financial information).



3)  Use of Estimates in the Preparation of Financial Statements

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.



4)  Credit Agreement

    On August 2, 1995, the Company entered into a credit agreement ("Credit Agreement") that provides for working capital and potential acquisitions. On July 1, 1996, the Company amended the Credit Agreement to provide additional financing as well as require that loans made to the Company will not exceed a defined borrowing base which is based upon a percentage of inventories and accounts receivables. The facility under the Credit Agreement includes i) a $55,000, six-year term loan ("Term Loan"); ii) a $30,000 seven-year term loan ("Tranche B Loan"); and iii) a $71,500 six-year revolving credit facility ("Revolver"). As a result of obtaining the additional financing, the total facility under the Credit Agreement increased to $153.0 million of which $116.4 million was outstanding, as of July 1, 1996, leaving total availability of $36.6 million. However, only $29.6 million was available under the borrowing base formula. The Term Loan requires certain semi-annual payments which commenced on February 1, 1996. The Tranche B Loan requires certain semi-annual payments which commence on February 1, 1997. The Term Loan and Revolver initially bear interest at prime plus 1 1/4% or London Interbank Offered Rate ("LIBOR") plus 2 1/2%. The Tranche B Loan bears interest at prime plus 1 3/4% or LIBOR plus 3%. Borrowings under the Term Loan and Revolver may increase by 1/4% or decrease by up to 1% based upon certain performance criteria. On June 30, 1996, the Company's performance level resulted in borrowings under the Term Loan and Revolver being at an interest rate of prime plus 1 1/4% and LIBOR plus 2 1/2% for the quarter ended September 30, 1996. The Revolver is subject to a nonuse fee of 1/2% of the unused availability. The Credit Agreement contains certain financial and nonfinancial covenants which the Company is required to meet on a quarterly basis. The financial covenants include a minimum net worth, and minimum ratios of interest coverage, fixed charges and debt to earnings before interest, taxes, depreciation and amortization. The Company also has certain limitations on the incurrence of additional debt. At June 30, 1996, the Company was in compliance with all covenants under the Credit Agreement. Substantially all of the Company's assets are pledged as collateral under the Credit Agreement.

    In September 1995, the Company entered into several interest rate hedge agreements ("Hedge Agreements") to manage its exposure to increases in interest rates on its floating rate debt. The Company entered into the Hedge Agreements with two of its major lenders to provide interest rate protection on $60.0 million of debt for a period of five years. Effectively, the Hedge Agreements provide for a cap of 7% if the 90 day LIBOR exceeds 7%. If the 90 day LIBOR drops below 5%, the Company will be required to pay interest at a floor rate of approximately 6%. No cash outlay was required as the cost of the cap was offset by the sale of the floor.




5) Stock Options

    The Company has reserved for issuance one million shares of its common stock ("Common Stock") under the Company's Non-Qualified and Incentive Stock Option Plan (the "Stock Option Plan").

    The Stock Option Plan, which went into effect in August 1990, authorizes the granting of options at not less than the fair market value of the stock at the time of the granting of the options. The option price is payable in cash or, with the approval of the stock option committee of the Board of Directors, in shares of Common Stock, valued at fair market value at the time of exercise. The Stock Option Plan terminates in the year 2000. Each option may be exercisable for a term of not more than five years from the grant date. All options granted to date are for a term of five years. Options granted on or before August 1, 1993 may be immediately exercisable and options granted subsequent to August 1, 1993 vest over a period of three years.

    During fiscal 1997 and 1996, options for 307,250 and 275,000 shares, respectively, were granted at prices ranging from $4.88 to $6.88 per share. The number of options that expired during fiscal 1997 and 1996 were 6,667 and 461,400, respectively. At June 30, 1996, 933,450 stock options were outstanding pursuant to the Stock Option Plan at prices ranging from $4.75 to $6.88 per share. In fiscal 1997 and 1996, 16,833 shares and 4,200 shares of stock options were exercised, respectively.

   Stock options are also granted to non-employee directors, however, the options are not granted under the Stock Option Plan. During fiscal 1997, a total of 47,000 stock options to non-employee directors were outstanding. The terms of these options are substantially the same as those granted under the Stock Option Plan. No director stock options were exercised in fiscal 1997 or 1996.



6) Acquisition

    In March 1996, the Company acquired Harco, Inc. ("Harco") from The Fairchild Corporation ("Fairchild"). Harco is an authorized stocking distributor of precision fasteners to the aerospace industry and is located in El Segundo, California. The acquisition of Harco was effected through the issuance of 5,387 shares of the Common Stock in exchange for 100% of the outstanding shares of Harco. The issuance of the Common Stock was based on an average price per share of $6.075 resulting in a total value of $32,723. This acquisition was accounted for using the purchase method of accounting as applied to simultaneous common control mergers. The excess of the purchase price over the net tangible assets acquired is being amortized over 40 years. The results of operations of Harco have been included in the consolidated results as of March 1, 1996. As a result of the transaction, Fairchild, which previously owned 47.2% of the Common Stock, currently owns 59.4% of the Common Stock.

    The supplemental pro forma information for the three months ended June 30, 1995 would have been net sales, $67,913; gross profit, $19,944; income from operations before interest and taxes, $4,497; net income, $1,125; earnings per common share, $0.05; and 23,389 weighted average shares outstanding.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


THREE (3) MONTHS ENDED JUNE 30, 1996 AND 1995


                                                 1996                         1995                   Increase (Decrease)
                                         ---------------------      ------------------------      -----------------------
 (In thousands)                            $              %             $              %              $              %
                                         -------       -------      ---------       --------      ----------      -------
 Net sales                                94,276         100.0         60,633          100.0          33,643         55.5
 Cost of goods sold                       69,074          73.3         43,012           70.9          26,062         60.6
                                         -------       -------      ---------       --------      ----------      -------
   Gross profit                           25,202          26.7         17,621           29.1           7,581         43.0
 Selling, general & administrative        20,343          21.5         13,874           22.9           6,469         46.6
                                         -------       -------      ---------       --------      ----------      -------

   Operating income                        4,859           5.2          3,747            6.2           1,112         29.7
 Interest expense, net                     2,672           2.9          2,565            4.3             107          4.2
                                         -------       -------      ---------       --------      ----------      -------

  Income before taxes                      2,187           2.3          1,182            1.9           1,005         85.0
 Provision for taxes                         870           0.9            470            0.7             400         85.1
                                         -------       -------      ---------       --------      ----------      -------

  Net income                               1,317           1.4            712            1.2             605         85.0
                                         =======       =======      =========       ========      ==========      =======


    Operating Results

    Net sales for the three months ended June 30, 1996 increased $33.6 million or 55.5% over the comparable prior period. This increase was primarily due to higher sales recorded by the hardware group which was mainly attributable to the acquisition of Harco, Inc. ("Harco") from The Fairchild Corporation in March 1996 (see Note 6 in the notes to summarized financial information) and increased sales to OEMs. The sales of the engine group increased significantly compared to the prior period due to the increase in sales to commercial airlines and other distributors and the sale of two commercial aircraft. In addition, the sales for the rotable group increased compared to the prior period primarily due to increased sales to commercial airlines.

    The gross profit percentage for the three months ended June 30, 1996 decreased to 26.7% compared to 29.1% for the prior period. This decline was attributable to the increase in sales of turbine engines which yield lower gross profit margins compared to the other and the sale of two commercial aircraft at lower gross margins compared to other historical sales.

    Selling, general and administrative ("SG&A") expenses for the three months ended June 30, 1996 increased by $6.5 million or 46.6% over the comparable prior period. This increase in SG&A expenses was primarily due to the acquisition of Harco and additional costs of approximately $1.0 million associated with the continuing transfer of the warehouse operations of Burbank Aircraft Supply, Inc. to the new distribution center in Salt Lake City, Utah. During the second quarter of the fiscal year, the Company expects to incur additional costs associated with the new distribution center as a result of the temporary duplication of warehousing and systems expenses, severance costs and the expense of moving inventories to the new distribution center.

    Interest Expense

    Interest expense for the three months ended June 30, 1996 increased slightly compared to the prior period. This increase in interest expense was the result of the increase in the average debt balance outstanding from $104.0 million in the prior period to $116.0 million in the current period which was somewhat offset by a reduction in the weighted average interest rate for the three months ended June 30, 1996 and 1995 of 8.9% and 9.5%, respectively. Interest expense includes the amortization of deferred loan costs and charges for nonuse fees, agency fees and compensating balances.

    Provision for Taxes

    The provision for taxes for the three months ended June 30, 1996 and 1995 amounted to $0.9 million and $0.5 million, respectively. The effective tax rates for the three months ended June 30, 1996 and 1995 were 39.8% for both periods.

    Liquidity

    The following table presents certain liquidity ratios of the Company at June 30, 1996 and March 31, 1996.

                                 June 30, 1996             March 31, 1996
                               -----------------        -------------------
 Current ratio                      3.93:1                     4.31:1

 Debt to equity                     0.78:1                     0.78:1


    At June 30, 1996, the Company had total debt outstanding of $112.5 million, all of which was under the Credit Agreement. As of July 1, 1996, the Credit Agreement provides for up to $153.0 million of borrowings for working capital, capital expenditures and potential acquisitions subject to certain conditions. Cash flow from operations, along with funds available under the Credit Agreement should be adequate to finance the Company's operations in fiscal 1996 (refer to Note 4 in the notes to summarized financial information).

    The Company is in the process of upgrading its management information systems over the next five years, which will result in additional investments in hardware and software. The Company had no other material capital commitments or planned expenditures as of June 30, 1996.

    Net cash provided by operating activities for the three months ended June 30, 1996 amounted to $0.3 million. Net cash used for operating activities for the three months ended June 30, 1995 amounted to $0.4 million. The primary source of cash for operating activities for the three months ended June 30, 1996 was the increase in accounts payable in the amount of $8.5 million which was offset by the use of cash for increased inventories in the amount of $10.5 million. The primary use of cash for operating activities for the three months ended June 30, 1995 was the decrease in other accounts in the amount of $2.9 million.

    Net cash used for investing activities for the three months ended June 30, 1996 and 1995 amounted to $1.0 million and $0.3 million, respectively. These amounts represent capital expenditures, net of proceeds from the sale of fixed assets.

    Net cash provided by financing activities for the three months ended June 30, 1996 amounted to $0.7 million. Net cash used for financing activities for the three months ended June 30, 1995 amounted to $2.5 million. The net cash provided by and used for financing activities for the three months ended June 30, 1996 and 1995 related to net repayments to and borrowings from outside sources, primarily the prior credit agreement and the current Credit Agreement.

                           MANAGEMENT REPRESENTATION

    The information furnished in this Form 10-Q for the interim period ended June 30, 1996 reflects all adjustments which are, in the opinion of management, all of a normal recurring nature and are necessary to present a fair statement of the results for the interim period.


                                    Part II

                               OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

             10(i) Amended and Restated Credit Agreement dated as of July 1,
                   1996 (as amended, supplemented or modified from time to time, the "Agreement") is entered into among Banner Aerospace, Inc., a Delaware Aerospace corporation ("Banner"), Burbank aircraft Supply, Inc., a Delaware corporation ("Burbank") (Banner and Burbank being collectively referred to as "Borrowers"), institutions from time to time a party hereto as Lenders and Issuing Banks, whether by execution of this Agreement or an Assignment and Acceptance, Citicorp USA, Inc., a Delaware corporation ("Citicorp"), in its capacity as administrative agent for the Lenders and the Issuing Banks hereunder (in such capacity, the "Administrative Agent"), and NationsBank, N.A. and The Long-Term Credit Bank of Japan, Ltd., Chicago Branch, in their capacity as co-agents for the Lenders and Issuing Banks hereunder (in such capacity, individually, a "Co-Agent", and, collectively, the "Co-Agents").

         (b)    Reports on Form 8-K
                There have been no reports on Form 8-K filed during the quarter.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  BANNER AEROSPACE, INC.



                                  By /s/  WARREN D. PERSAVICH
                                  --------------------------------
                                          Warren D. Persavich
                                          Senior Vice President
                                          Chief Financial Officer



                                  By /s/  EUGENE W. JURIS
                                  --------------------------------
                                          Eugene W. Juris
                                          Vice President
                                          Finance & Secretary

Dated:  August 13, 1996