Form 10-Q
period 1996-09-30
BANNER AEROSPACE INC
filed 1996-11-12
CIK 863445

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)

 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----  EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 1996

                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ---- EXCHANGE ACT OF 1934

Commission File Number 1-10561

                             BANNER AEROSPACE, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


            DELAWARE                                      95-2039311
------------------------------------         -----------------------------------
   (State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)

300 WEST SERVICE ROAD, PO BOX 20260
WASHINGTON, DC                                               20041
-------------------------------------        -----------------------------------
(Address of principal executive offices)                   (Zip Code)


       Registrant's telephone number, including area code  (703) 478-5790
                                                           ---------------

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.

                               YES    X        NO
                                    -----          -----

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                     Outstanding at
                Title of Class                      November 1, 1996
         -----------------------------              ----------------
         Common Stock, $1.00 Par Value                 23,409,610

                             BANNER AEROSPACE, INC.

                               TABLE OF CONTENTS

                                                                                                     Page Number
                                                                                                     -----------


Part  I.  Summarized Financial Information:

          Consolidated Balance Sheets as of September 30, 1996 and March 31, 1996 ....................    3-4

          Consolidated Income Statements for the Six Months Ended September 30, 1996 and 1995 ........      5

          Consolidated Income Statements for the Three Months Ended September 30, 1996 and 1995 ......      6

          Consolidated Statements of Cash Flow for the Six Months Ended September 30, 1996 and 1995 ..      7

          Notes to Summarized Financial Information ..................................................   8-12

          Management's Discussion and Analysis of the Financial Condition and Results of Operations ..  12-17

Part II.  Other Information ..........................................................................  18-20

                                     Part I
                      A. Summarized Financial Information

                    BANNER AEROSPACE, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     SEPTEMBER 30, 1996 AND MARCH 31, 1996


                                     ASSETS

(In thousands)


                                               September 30,            March 31,
                                                   1996                   1996
                                            -------------------      ----------------
CURRENT ASSETS:
---------------
 Receivables, less allowances of $3,578
  at September 30, 1996 and $3,257 at
  March 31, 1996                            $         56,958         $     57,006
 Inventories                                         227,185              204,595
 Other current assets                                 13,762               10,665
                                            ----------------         ------------
                                                     297,905              272,266
                                            ----------------         ------------

PROPERTY, PLANT AND EQUIPMENT (AT COST):
----------------------------------------
 Land                                                    453                  453
 Buildings and improvements                            9,350                8,601
 Machinery and equipment                              15,901               14,975
                                            ----------------         ------------
                                                      25,704               24,029
   Accumulated depreciation                          (12,163)             (10,921)
                                            ----------------         ------------
                                                      13,541               13,108
                                            ----------------         ------------

OTHER ASSETS:
-------------
 Cost in excess of net tangible assets
 of purchased businesses, net                         28,004               28,239
 Other                                                 4,996                4,596
                                            ----------------         ------------
                                                      33,000               32,835
                                            ----------------         ------------
TOTAL ASSETS                                $        344,446         $    318,209
                                            ================         ============

     The accompanying notes to summarized financial information are an integral part of these consolidated balance sheets.

                                     Part I
                      A. Summarized Financial Information

                    BANNER AEROSPACE, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     SEPTEMBER 30, 1996 AND MARCH 31, 1996


                      LIABILITIES AND STOCKHOLDERS' EQUITY

(In thousands)


                                                 September 30,       March 31,
                                                     1996              1996
                                              ----------------   -------------
CURRENT LIABILITIES:
--------------------
 Accounts payable                             $         36,541    $     42,233
 Other                                                  20,110          21,011
                                              ----------------   -------------
                                                        56,651          63,244
                                              ----------------   -------------
LONG-TERM LIABILITIES:
----------------------

 Long-term debt, less current maturities               141,711         111,900
 Other                                                     412             462
                                              ----------------   -------------
                                                       142,123         112,362
                                              ----------------   -------------
TOTAL LIABILITIES                                      198,774         175,606
                                              ----------------   -------------

STOCKHOLDERS' EQUITY:
---------------------
 Common stock, $1.00 par value, 30,000
  shares authorized, 23,410 shares issued
  and outstanding at September 30, 1996 and
  23,393 shares issued and outstanding at
  March 31, 1996                                        23,410          23,393
 Paid-in capital                                       113,194         113,124
 Retained earnings                                       9,068           6,086
                                              ----------------   -------------
TOTAL STOCKHOLDERS' EQUITY                             145,672         142,603
                                              ----------------   -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $        344,446    $    318,209
                                              ================   =============

     The accompanying notes to summarized financial information are an integral part of these consolidated balance sheets.

                                     Part I
                      A. Summarized Financial Information

                    BANNER AEROSPACE, INC. AND SUBSIDIARIES
                         CONSOLIDATED INCOME STATEMENTS
            FOR THE SIX (6) MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

The consolidated income statements for the six (6) months ended September 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year and are subject to audit at year end.



(In thousands, except per share data)                               For the Six Months
                                                                    Ended September 30,
                                                              ---------------------------
                                                                  1996            1995
                                                              -------------    ----------
Net sales                                                     $     178,383    $  127,123

Cost of goods sold                                                  127,588        89,800
                                                              -------------    ----------
 GROSS PROFIT                                                        50,795        37,323

Selling, general and administrative expenses                         39,955        29,227
                                                              -------------    ----------
 OPERATING INCOME                                                    10,840         8,096

Interest expense, net                                                 5,869         5,692
                                                              -------------    ----------
 INCOME BEFORE TAXES                                                  4,971         2,404

Provision for taxes                                                   1,990           960
                                                              -------------    ----------
 NET INCOME                                                   $       2,981    $    1,444
                                                              =============    ==========
Earnings per common share                                     $        0.13    $     0.08
                                                              =============    ==========
Weighted average number of shares                                    23,405        18,002
                                                              =============    ==========

     The accompanying notes to summarized financial information are an integral part of these consolidated income statements.

                                     Part I
                      A. Summarized Financial Information

                    BANNER AEROSPACE, INC. AND SUBSIDIARIES
                         CONSOLIDATED INCOME STATEMENTS
           FOR THE THREE (3) MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

The consolidated income statements for the three (3) months ended September 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year and are subject to audit at year end.



(In thousands, except per share data)                           For the Three Months
                                                                 Ended September 30,
                                                            --------------------------
                                                                  1996          1995
                                                            -------------    ---------
Net sales                                                     $    84,107    $  66,490

Cost of goods sold                                                 58,514       46,788
                                                            -------------    ---------
 GROSS PROFIT                                                      25,593       19,702

Selling, general and administrative expenses                       19,612       15,353
                                                            -------------    ---------
 OPERATING INCOME                                                   5,981        4,349

Interest expense, net                                               3,197        3,127
                                                            -------------    ---------
 INCOME BEFORE TAXES                                                2,784        1,222

Provision for taxes                                                 1,120          490
                                                            -------------    ---------
 NET INCOME                                                   $     1,664    $     732
                                                            =============    =========
Earnings per common share                                     $      0.07    $    0.04
                                                            =============    =========
Weighted average number of shares                                  23,405       18,002
                                                            =============    =========

     The accompanying notes to summarized financial information are an integral part of these consolidated income statements.

                                     Part I
                      A. Summarized Financial Information

                    BANNER AEROSPACE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE SIX (6) MONTHS ENDED SEPTEMBER 30, 1996 AND 1995


(In thousands)                                             1996              1995
                                                        ----------         ---------
CASH FLOWS PROVIDED BY (USED FOR) OPERATING
-------------------------------------------
ACTIVITIES:
-----------
Net income                                              $    2,981         $   1,444
Adjustments to reconcile net income to net cash
 provided by (used for) operating activities--
 Depreciation and amortization                               2,237             1,995
 Gain on disposal of fixed assets                              (13)               (3)
 Change in receivables                                          48            (4,301)
 Change in inventories                                     (22,590)           (4,823)
 Change in payables and accrued liabilities                 (6,842)            6,764
 Change in other accounts                                   (4,191)           (2,083)
                                                        ----------         ---------
  Net cash used for operating activities                   (28,370)           (1,007)
                                                        ----------         ---------
CASH FLOWS PROVIDED BY (USED FOR) INVESTING
-------------------------------------------
ACTIVITIES:
-----------
Acquisition of property, plant and equipment                (1,829)             (426)
Proceeds from the sale of fixed assets                          51                 3
                                                        ----------         ---------
  Net cash used for investing activities                    (1,778)             (423)
                                                        ----------         ---------
CASH FLOWS PROVIDED BY (USED FOR) FINANCING
-------------------------------------------
ACTIVITIES:
-----------
Borrowings on term loans                                    30,000               ---
Repayments of term loans                                    (3,500)           (8,000)
Net borrowings of revolver                                   3,561             3,050
Exercise of stock options                                       87               ---
                                                        ----------         ---------
  Net cash provided by (used for) financing activities      30,148            (4,950)
                                                        ----------         ---------
NET DECREASE IN CASH                                           ---            (6,380)
CASH, BEGINNING OF PERIOD                                      ---             1,950
                                                        ----------         ---------
BANK OVERDRAFT, END OF PERIOD                           $      ---         $  (4,430)
                                                        ==========         =========

     The accompanying notes to summarized financial information are an integral part of these consolidated statements of cash flows.

                                     Part I
                  A. Notes to Summarized Financial Information

                    BANNER AEROSPACE, INC. AND SUBSIDIARIES
                          SEPTEMBER 30, 1996 AND 1995
                (In thousands of dollars except per share data)

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

4) Credit Agreement

     On August 2, 1995, the Company entered into a credit agreement ("Credit Agreement") that provides for working capital and potential acquisitions. On July 1, 1996, the Company amended the Credit Agreement to provide additional financing as well as require that loans made to the Company will not exceed a defined borrowing base which is based upon a percentage of inventories and accounts receivables. The facility under the Credit Agreement includes i) a $55.0 million six-year term loan ("Term Loan"); ii) a $30.0 million seven-year term loan ("Tranche B Loan"); and iii) a $71.5 million six-year revolving credit facility ("Revolver"). As a result of obtaining the additional financing, the total facility under the Credit Agreement increased to $149.5 million of which $138.8 million was outstanding as of September 30, 1996, leaving total availability of $10.7 million. However, only $8.5 million was available under the borrowing base formula. The Term Loan requires certain semi-annual payments which commenced on February 1, 1996. The Tranche B Loan requires certain semi-annual payments which commence on February 1, 1997. The Term Loan and Revolver bear interest at prime plus 1 1/4% or London Interbank Offered Rate ("LIBOR") plus 2 1/2%. The Tranche B Loan bears interest at prime plus 1 3/4% or LIBOR plus 3%. Borrowings under the Term Loan and Revolver may increase by 1/4% or decrease by up to 1% based upon certain performance criteria. On September 30, 1996, the Company's performance level resulted in borrowings under the Term Loan and Revolver being at an interest rate of prime plus 1 1/4% and LIBOR plus 2 1/2% for the quarter ended December 31, 1996. The Revolver is subject to a nonuse fee of 55 basis points of the unused availability. The Credit Agreement contains certain financial and nonfinancial covenants which the Company is required to meet on a quarterly basis. The financial covenants include a minimum net worth, and minimum ratios of interest coverage, fixed charges and debt to earnings before interest, taxes, depreciation and amortization. The Company also has certain limitations on the incurrence of additional debt. At September 30, 1996, the Company was in compliance with all covenants under the Credit Agreement. Substantially all of the Company's assets are pledged as collateral under the Credit Agreement.

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

5) Stock Options

     The Company's Non-Qualified and Incentive Stock Option Plan (the "1990 Stock Option Plan"), adopted in August 1990, authorizes the granting of options at not less than the fair market value of the stock at the time of the granting of the options. On September 13, 1996, the stockholders approved amendments to the 1990 Stock Option Plan to increase the number of shares of its common stock ("Common Stock") authorized to be issued under the 1990 Stock Option Plan and to extend the period under which options may be exercised. The Company has reserved for issuance two million shares of Common Stock under the 1990 Stock Option Plan. The option price is payable in cash or, with the approval of the stock option committee of the Board of Directors, in shares of Common Stock, valued at fair market value at the time of exercise. The 1990 Stock Option Plan terminates in the year 2000; however, all stock options outstanding as of August 2, 2000 shall continue to be exercisable pursuant to their terms. Under the 1990 Stock Option Plan, all options granted are for a term of seven years. Options granted on or before August 1, 1993 may be immediately exercisable and options granted subsequent to August 1, 1993 vest over a period of three to four years.

     During fiscal 1997 and 1996, options for 307,250 and 275,000 shares, respectively, were granted at prices ranging from $4.88 to $6.88 per share.
The number of options that expired during fiscal 1997 and 1996 were 7,417 and 461,400, respectively. At September 30, 1996, 932,700 stock options were outstanding pursuant to the 1990 Stock Option Plan at prices ranging from $4.75 to $6.88 per share. In fiscal 1997 and 1996, 16,833 shares and 4,200 shares of stock options were exercised, respectively.

     On September 13, 1996, the stockholders approved the 1996 Non-Employee Director Stock Option Plan (the "NED Stock Option Plan"). The Company has reserved for issuance 150,000 shares of Common Stock under the NED Stock Option Plan which terminates in the year 2006. However, all stock options outstanding as of May 29, 2006 shall continue to be exercisable pursuant to their terms. The option price is payable in cash or, with the approval of the stock option committee of the Board of Directors, in shares of Common Stock, valued at fair market value at the time of exercise. All options are for a term of five years and vest immediately upon issuance of the grant. Each newly elected non-employee director shall be granted an option for 5,000 shares of Common Stock and on the date of each succeeding annual meeting, each non-employee director elected at such meeting shall be granted an option for 1,000 shares of Common Stock. On September 13, 1996, all eight non-employee directors were each granted an option for 5,000 shares of Common Stock.

     Stock options granted to non-employee directors prior to the approval of the NED Stock Option Plan were not granted under any stock option plan. At September 30, 1996, a total of 107,000 stock options to non-employee directors were outstanding at prices ranging from $4.63 to $8.13 per share. During fiscal 1997, 20,000 stock options were granted to non-employee directors outside a formal plan and 40,000 were granted under the NED Stock Option Plan. No options were exercised in fiscal 1997 or 1996.


6) Acquisition

     In March 1996, the Company acquired Harco, Inc. ("Harco") from The Fairchild Corporation ("Fairchild"). Harco is an authorized stocking distributor of precision fasteners to the aerospace industry and is located in El Segundo, California. The acquisition of Harco was effected through the issuance of 5,386,477 shares of the Common Stock in exchange for 100% of the outstanding shares of Harco. The issuance of the Common Stock was based on an average price per share of $6.075 resulting in a total value of $32,723. This acquisition was accounted for using the purchase method of accounting as applied to simultaneous common control mergers. The excess of the purchase price over the net tangible assets acquired is being amortized over 40 years. The results of operations of Harco have been included in the consolidated results as of March 1, 1996. As a result of the transaction, Fairchild, which previously owned 47.2% of the Common Stock, currently owns 59.4% of the Common Stock.

     The supplemental pro forma information for the six months ended September 30, 1995 would have been net sales, $141,327; gross profit, $42,080; income from operations before interest and taxes, $9,576; net income, $2,258; earnings per common share, $0.10; and 23,389,000 weighted average shares outstanding.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


SIX (6) MONTHS ENDED SEPTEMBER 30, 1996 AND 1995




                                        1996            1995          Increase (Decrease)
                                   --------------  --------------     -------------------
(In thousands)                        $       %       $       %           $            %
                                   -------  -----  -------  -----     -------       -----
Net sales                          178,383  100.0  127,123  100.0      51,260        40.3
Cost of goods sold                 127,588   71.5   89,800   70.6      37,788        42.1
                                   -------  -----  -------  -----     -------       -----

  Gross profit                      50,795   28.5   37,323   29.4      13,472        36.1
Selling, general & administrative   39,955   22.4   29,227   23.0      10,728        36.7
                                   -------  -----  -------  -----     -------       -----

  Operating income                  10,840    6.1    8,096    6.4       2,744        33.9
Interest expense, net                5,869    3.3    5,692    4.5         177         3.1
                                   -------  -----  -------  -----     -------       -----

  Income before taxes                4,971    2.8    2,404    1.9       2,567         N/A
Provision for taxes                  1,990    1.1      960    0.8       1,030         N/A
                                   -------  -----  -------  -----     -------       -----

  Net income                         2,981    1.7    1,444    1.1       1,537         N/A
                                   =======  =====  =======  =====     =======       =====

     Operating Results

     Net sales for the six months ended September 30, 1996 increased $51.3 million or 40.3% over the comparable prior period. This increase was primarily due to higher sales recorded by the hardware group which was mainly attributable to the acquisition of Harco, Inc. ("Harco") from The Fairchild Corporation in March 1996 (see Note 6 in the notes to summarized financial information). The sales of the hardware group also increased due to incremental sales to commercial airlines and original equipment manufacturers. The sales of the engine group increased significantly compared to the prior period due to the increase in sales to other distributors and the sale of two commercial aircraft for $6.6 million. In addition, the sales for the rotable group increased compared to the prior period primarily due to increased sales to commercial airlines and fixed-base operations.

     The gross profit percentage for the six months ended September 30, 1996 decreased to 28.5% compared to 29.4% for the prior period. This decline was attributable to the increase in sales of turbine engines which yield lower gross profit margins compared to the other products and the sale of two commercial aircraft at approximately a 10% gross margin compared to other historical sales.

     Selling, general and administrative ("SG&A") expenses as a percentage of sales declined from 23.0% for the six months ended September 30, 1995 to 22.4% for the current period. For the six months ended September 30, 1996, SG&A expenses in total dollars increased by $10.7 million or 36.7% over the comparable prior period. This increase in SG&A expenses was primarily due to the acquisition of Harco and additional costs of $1.3 million associated with the transfer of the warehouse operations of Burbank Aircraft Supply, Inc. to the new distribution center in Salt Lake City, Utah. During the first half of the fiscal year, the Company incurred additional costs associated with the new distribution center as a result of the temporary duplication of warehousing and systems expenses, severance costs and the expense of moving inventories to the new distribution center. It is expected that only minimal costs will be incurred for the remainder of the fiscal year.

     Interest Expense

     Interest expense for the six months ended September 30, 1996 increased slightly compared to the prior period. This increase in interest expense was the result of the increase in the average debt balance outstanding from $104.0 million in the prior period to $124.0 million in the current period which was somewhat offset by a slight reduction in the weighted average interest rate. For the six months ended September 30, 1996 and 1995, the weighted average interest rates were 9.1% and 9.5%, respectively. In addition, the prior year's expense includes the write-off of the deferred loan cost in the amount of $0.6 million relating to the previous credit agreement. Interest expense also includes the amortization of deferred loan costs and charges for nonuse fees, agency fees and compensating balances.

     Provision for Taxes

     The provision for taxes for the six months ended September 30, 1996 and 1995 amounted to $2.0 million and $1.0 million, respectively. The effective tax rates for the six months ended September 30, 1996 and 1995 were 40.0% and 39.9%, respectively.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


THREE (3) MONTHS ENDED SEPTEMBER 30, 1996 AND 1995




                                        1996           1995          Increase (Decrease)
                                   -------------  -------------     -------------------
(In thousands)                       $       %      $       %           $            %
                                  -------  ----- -------  -----      ------       -----
Net sales                          84,107  100.0  66,490  100.0      17,617        26.5
Cost of goods sold                 58,514   69.6  46,788   70.4      11,726        25.1
                                  -------  ----- -------  -----      ------       -----

  Gross profit                     25,593   30.4  19,702   29.6       5,891        29.9
Selling, general & administrative  19,612   23.3  15,353   23.1       4,259        27.7
                                  -------  ----- -------  -----      ------       -----

  Operating income                  5,981    7.1   4,349    6.5       1,632        37.5
Interest expense, net               3,197    3.8   3,127    4.7          70         2.2
                                  -------  ----- -------  -----      ------       -----

  Income before taxes               2,784    3.3   1,222    1.8       1,562         N/A
Provision for taxes                 1,120    1.3     490    0.7         630         N/A
                                  -------  ----- -------  -----      ------       -----

  Net income                        1,664    2.0     732    1.1         932         N/A
                                  =======  ===== =======  =====      ======       =====

     Operating Results

     Net sales for the three months ended September 30, 1996 increased $17.6 million or 26.5% over the comparable prior period. This increase was primarily due to higher sales recorded by the hardware group which was mainly attributable to the acquisition of Harco (see Note 6 in the notes to summarized financial information). The sales of the rotable group increased significantly compared to the prior period due to increased sales to commercial airlines and fixed-base operations.

     The gross profit percentage for the three months ended September 30, 1996 increased to 30.4% compared to 29.6% for the prior period. This increase was attributable to the acquisition of Harco, which has a higher gross margin percentage compared to the Company as a whole. In addition, the gross profit percentage increased due to improved margins from the engine group as a result of a change in product mix.

     Selling, general and administrative ("SG&A") expenses as a percentage of sales increased slightly from 23.1% for the three months ended September 30, 1995 to 23.3% for the current period. For the three months ended September 30, 1996, SG&A expenses in total dollars increased by $4.3 million or 27.7% over the comparable prior period. This increase in SG&A expenses was primarily due to the acquisition of Harco and additional costs of $0.3 million associated with the transfer of the warehouse operations of Burbank Aircraft Supply, Inc. to the new distribution center in Salt Lake City, Utah. It is expected that only minimal costs will be incurred for the remainder of the fiscal year. In addition, the increase in SG&A expenses was affected due to the overall increase in sales volume.

     Interest Expense

     Interest expense for the three months ended September 30, 1996 increased slightly compared to the prior period. This increase in interest expense was the result of the increase in the average debt balance outstanding from $103.0 million in the prior period to $131.0 million in the current period which was somewhat offset by a slight reduction in the weighted average interest rate. For the three months ended September 30, 1996 and 1995, the weighted average interest rates were 9.3% and 9.5%, respectively. In addition, the prior year's expense includes the write-off of deferred loan cost in the amount of $0.6 million relating to the previous credit agreement. Interest expense also includes the amortization of deferred loan costs and charges for nonuse fees, agency fees and compensating balances.

     Provision for Taxes

     The provision for taxes for the three months ended September 30, 1996 and 1995 amounted to $1.1 million and $0.5 million, respectively. The effective tax rates for the three months ended September 30, 1996 and 1995 were 40.2% and 40.1%, respectively.

     Liquidity

     The following table presents certain liquidity ratios of the Company at September 30, 1996 and March 31, 1996.

                          September 30, 1996        March 31, 1996
                          ------------------       ---------------
Current ratio                   5.26:1                  4.31:1

Debt to equity                  0.97:1                  0.78:1

     At September 30, 1996, the Company had total debt outstanding of $141.9 million, the majority of which was under the Credit Agreement. As of September 30, 1996, the Credit Agreement provided for up to $149.5 million of borrowings for working capital, capital expenditures and potential acquisitions subject to certain conditions and a borrowing base. As of September 30, 1996, $8.5 million was available under the borrowing base formula. Cash flow from operations, along with funds available under the Credit Agreement should be adequate to finance the Company's operations in fiscal 1997 (refer to Note 4 in the notes to summarized financial information).

     The Company had no other material capital commitments or planned expenditures as of September 30, 1996.

     Net cash used by operating activities for the six months ended September 30, 1996 and 1995, amounted to $28.4 million and $1.0 million, respectively. The primary use of cash for operating activities for the six months ended September 30, 1996 was an increase in inventories in the amount of $22.6 million. The primary use of cash for operating activities for the six months ended September 30, 1995 was the increase in receivables and inventories in the amount of $4.3 million and $4.8 million, respectively, which was offset by an increase in other payables and accrued liabilities.

     Net cash used for investing activities for the six months ended September 30, 1996 and 1995 amounted to $1.8 million and $0.4 million, respectively. These amounts represent capital expenditures, net of proceeds from the sale of fixed assets.

     Net cash provided by financing activities for the six months ended September 30, 1996 amounted to $30.1 million. Net cash used for financing activities for the six months ended September 30, 1995 amounted to $5.0 million. The net cash provided by and used for financing activities for the six months ended September 30, 1996 and 1995 related to net repayments to and borrowings from outside sources, primarily the prior credit agreement and the Credit Agreement.

                           MANAGEMENT REPRESENTATION

     The information furnished in this Form 10-Q for the interim period ended September 30, 1996 reflects all adjustments which are, in the opinion of management, all of a normal recurring nature and are necessary to present a fair statement of the results for the interim period.

                                    Part II

                               OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Stockholders of the Company was held on September 13, 1996. Five matters of business were held to vote: 1) the election of eleven directors for the ensuing year; 2) the amendment of the 1990 Non-Qualified and Incentive Stock Option Plan; 3) the approval to grant options to non-employee directors; 4) the approval of the 1996 Non-Employee Director Stock Option Plan; and 5) the approval of the Board of Director's selection of Arthur Andersen LLP as independent auditors. Below is a table depicting the results of the shareholder votes (in number of shares):

                                                                               Broker
         Matter                For        Against     Withheld    Abstained   Non-Votes  Total Votes
----------------------    -----------   ----------  -----------  ----------   ---------  -----------
ELECTION OF DIRECTORS
Michael T. Alcox           21,531,032       ---        424,175       ---         ---     21,955,207
Frederick W. Bradley, Jr.  21,528,832       ---        426,375       ---         ---     21,955,207
Steven L. Gerard           21,528,832       ---        426,375       ---         ---     21,955,207
Charles M. Haar            21,528,832       ---        426,375       ---         ---     21,955,207
Philippe Hercot            21,530,832       ---        424,375       ---         ---     21,955,207
Samuel J. Krasney          21,531,032       ---        424,175       ---         ---     21,955,207
Warren D. Persavich        21,531,032       ---        424,175       ---         ---     21,955,207
Eric I. Steiner            21,529,032       ---        426,175       ---         ---     21,955,207
Jeffrey J. Steiner         21,530,932       ---        424,275       ---         ---     21,955,207
Leonard Toboroff           21,528,832       ---        426,375       ---         ---     21,955,207
John C. Wertz              21,531,132       ---        424,075       ---         ---     21,955,207
1990 NON-QUALIFIED AND INCENTIVE STOCK OPTION PLAN
                           19,336,956     2,523,080      ---        26,065     69,106    21,955,207
GRANT OF OPTIONS TO NON-EMPLOYEE DIRECTORS
                           21,395,833       466,718      ---        23,550     69,106    21,955,207
1996 NON-EMPLOYEE DIRECTOR STOCK OPTION PLAN
                           21,409,533       459,018      ---        17,550     69,106    21,955,207
APPROVAL OF INDEPENDENT AUDITORS
Arthur Andersen LLP        21,780,351        43,231      ---       131,625       ---     21,955,207

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits
            (i) 1996 Stock Option Plan Amendments dated May 29, 1996 to the 1990 Non-Qualified and Incentive Stock Option Plan is incorporated herein by reference to the Definitive Proxy Statement dated and filed on July 26, 1996 with respect to the Annual Meeting of Stockholders to be held September 13, 1996.

            (ii) 1996 Banner Aerospace, Inc. Non-Employee Directors' Stock Option Plan dated May 29, 1996, is incorporated herein by reference to the Definitive Proxy Statement dated and filed on July 26, 1996 with respect to the Annual Meeting of Stockholders to be held September 13, 1996.


      (b)   Reports on Form 8-K
            There have been no reports on Form 8-K filed during the quarter.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       BANNER AEROSPACE, INC.



                                       By /s/   WARREN D. PERSAVICH
                                       ----------------------------------
                                                Warren D. Persavich
                                                Senior Vice President
                                                Chief Financial Officer



                                       By /s/   EUGENE W. JURIS
                                       ----------------------------------
                                                Eugene W. Juris
                                                Vice President
                                                Finance & Secretary


Dated: November 12, 1996