Form 10-Q
period 1996-12-31
BANNER AEROSPACE INC
filed 1997-02-14
CIK 863445

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)

 X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---    EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 1996

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---     EXCHANGE ACT OF 1934

Commission File Number 1-10561

                            BANNER AEROSPACE, INC.
            ------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

               DELAWARE                                                        95-2039311
 ---------------------------------------                         ------------------------------------
     (State or other jurisdiction of                             (I.R.S. Employer Identification No.)
      incorporation or organization)


300 WEST SERVICE ROAD, PO BOX 20260
WASHINGTON, DC                                                                  20041
--------------------------------------------------               ------------------------------------
(Address of principal executive offices)                                      (Zip Code)


    Registrant's telephone number, including area code                       (703) 478-5790
                                                                 ------------------------------------




    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.

                               YES    X        NO
                                    -----          -----

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                            Outstanding at
                 Title of Class                           January 31, 1997
                 --------------                           ----------------
         Common Stock, $1.00 Par Value                      23,409,610

                             BANNER AEROSPACE, INC.

                               TABLE OF CONTENTS


                                                                                                       Page
                                                                                                       ----
Part  I  Summarized Financial Information:

         Consolidated Balance Sheets as of December 31, 1996 and March 31, 1996 .....................  3-4

         Consolidated Income Statements for the Nine Months ended December 31, 1996 and 1995.........    5

         Consolidated Income Statements for the Three Months ended December 31, 1996 and 1995........    6

         Consolidated Statements of Cash Flows for the Nine Months ended December 31, 1996 and 1995..    7

         Notes to Summarized Financial Information ..................................................  8-13

         Management's Discussion and Analysis of the Financial Condition and Results of Operations .. 14-18

Part II. Other Information .......................................................................... 19-20

                                     Part I
                      A. Summarized Financial Information

                    BANNER AEROSPACE, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      DECEMBER 31, 1996 AND MARCH 31, 1996


                                     ASSETS


(In thousands)
                                                                        December 31,            March 31,
CURRENT ASSETS:                                                            1996                   1996
----------------                                                     ----------------       ----------------

  Receivables, less allowances of $3,778 at December 31, 1996
    and $3,257 at March 31, 1996                                     $        55,304        $        57,006
  Inventories                                                                229,214                204,595
  Other current assets                                                        15,092                 10,665
                                                                     ---------------        ---------------

                                                                             299,610                272,266
                                                                     ---------------        ---------------
PROPERTY, PLANT AND EQUIPMENT (AT COST):
----------------------------------------
  Land                                                                           453                    453
  Buildings and improvements                                                   9,420                  8,601
  Machinery and equipment                                                     16,985                 14,975
                                                                     ----------------       ----------------
                                                                              26,858                 24,029
   Accumulated depreciation                                                  (12,858)               (10,921)
                                                                     ----------------       ----------------

                                                                              14,000                 13,108
                                                                     ----------------       ----------------
OTHER ASSETS:
-------------
  Cost in excess of net tangible assets of purchased
    businesses, net                                                           27,792                 28,239
  Other                                                                        5,408                  4,596
                                                                     ----------------       ----------------

                                                                              33,200                 32,835
                                                                     ----------------       ----------------

TOTAL ASSETS                                                         $       346,810        $       318,209
                                                                     ================       ================



    The accompanying notes to summarized financial information are an integral part of these consolidated balance sheets.

                                     Part I
                      A. Summarized Financial Information

                    BANNER AEROSPACE, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      DECEMBER 31, 1996 AND MARCH 31, 1996


                      LIABILITIES AND STOCKHOLDERS' EQUITY

(In thousands)
                                                                         December 31,             March 31,
CURRENT LIABILITIES:                                                         1996                    1996
-------------------                                                    ---------------         ----------------
 Accounts payable                                                      $       32,589          $        42,233
 Other                                                                         23,892                   21,011
                                                                       ---------------         ----------------

                                                                               56,481                   63,244
                                                                       ---------------         ----------------
LONG-TERM LIABILITIES:
---------------------

 Long-term debt, less current maturities                                      139,549                  111,900
 Other                                                                          3,496                      462
                                                                       ---------------         ----------------

                                                                              143,045                  112,362
                                                                       ---------------         ----------------

TOTAL LIABILITIES                                                             199,526                  175,606
                                                                       ---------------         ----------------

STOCKHOLDERS' EQUITY:
--------------------
  Common stock, $1.00 par value, 30,000 shares authorized,
    23,410 shares issued and outstanding at December 31, 1996
    and 23,393 shares issued and outstanding at March 31, 1996                 23,410                   23,393
  Paid-in capital                                                             113,194                  113,124
  Retained earnings                                                            10,680                    6,086
                                                                       ---------------         ----------------

TOTAL STOCKHOLDERS' EQUITY                                                    147,284                  142,603
                                                                       ---------------         ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $      346,810          $       318,209
                                                                       ===============         ================



    The accompanying notes to summarized financial information are an integral part of these consolidated balance sheets.

                                     Part I
                      A. Summarized Financial Information

                    BANNER AEROSPACE, INC. AND SUBSIDIARIES
                         CONSOLIDATED INCOME STATEMENTS
            FOR THE NINE (9) MONTHS ENDED DECEMBER 31, 1996 AND 1995

The consolidated income statements for the nine (9) months ended December 31, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year and are subject to audit at year end.

(In thousands, except per share data)                                          For the Nine Months
                                                                                Ended December 31,
                                                                      ---------------------------------------
                                                                             1996                  1995
                                                                      -----------------      ----------------
Net sales                                                             $        275,369       $       199,145

Cost of goods sold                                                             198,262               142,464
                                                                      -----------------      ----------------
 GROSS PROFIT                                                                   77,107                56,681

Selling, general and administrative expenses                                    60,194                45,822
                                                                      -----------------      ----------------
 OPERATING INCOME                                                               16,913                10,859

Interest expense, net                                                            9,249                 8,343
                                                                      -----------------      ----------------
 INCOME BEFORE TAXES                                                             7,664                 2,516

Provision for taxes                                                              3,070                 1,010
                                                                      -----------------      ----------------
 NET INCOME                                                           $          4,594       $         1,506
                                                                      =================      ================

Earnings per common share                                             $           0.20       $          0.08
                                                                      =================      ================
Weighted average number of shares                                               23,406                18,002
                                                                      =================      ================



    The accompanying notes to summarized financial information are an integral part of these consolidated income statements.

                                     Part I
                      A. Summarized Financial Information

                    BANNER AEROSPACE, INC. AND SUBSIDIARIES
                         CONSOLIDATED INCOME STATEMENTS
           FOR THE THREE (3) MONTHS ENDED DECEMBER 31, 1996 AND 1995

The consolidated income statements for the three (3) months ended December 31, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year and are subject to audit at year end.

                                                                   For the Three Months
(In thousands, except per share data)                                Ended December 31,
                                                          -----------------------------------------
                                                              1996                       1995
                                                          ------------               --------------
Net sales                                                 $    96,986                 $     72,022

Cost of goods sold                                             70,674                       52,664
                                                          ------------                -------------
 GROSS PROFIT                                                  26,312                       19,358

Selling, general and administrative expenses                   20,239                       16,595
                                                          ------------                -------------
 OPERATING INCOME                                               6,073                        2,763

Interest expense, net                                           3,380                        2,651
                                                          ------------                -------------
 INCOME BEFORE TAXES                                            2,693                          112

Provision for taxes                                             1,080                           50
                                                          ------------                -------------
 NET INCOME                                               $     1,613                 $         62
                                                          ============                =============

Earnings per common share                                 $      0.07                 $        ---
                                                          ============                =============
Weighted average number of shares                              23,406                       18,002
                                                          ============                =============




    The accompanying notes to summarized financial information are an integral part of these consolidated income statements.

                                     Part I
                      A. Summarized Financial Information

                    BANNER AEROSPACE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE NINE (9) MONTHS ENDED DECEMBER 31, 1996 AND 1995

(In thousands)                                                                1996                      1995
                                                                         --------------           ---------------
CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
------------------------------------------------------
Net income                                                                $      4,594             $       1,506
 Adjustments to reconcile net income to net cash used for
 operating activities--
 Depreciation and amortization                                                   3,394                     2,689
 Gain on disposal of fixed assets                                                  (13)                       (3)
 Change in receivables                                                           1,702                    (4,496)
 Change in inventories                                                         (24,619)                  (11,594)
 Change in payables and accrued liabilities                                     (7,012)                   13,114
 Change in other accounts                                                       (3,100)                   (3,745)
                                                                          ------------             -------------
  Net cash used for operating activities                                       (25,054)                   (2,529)
                                                                          ------------             -------------
CASH FLOWS PROVIDED BY (USED FOR) INVESTING ACTIVITIES:
------------------------------------------------------
Acquisition of property, plant and equipment                                    (2,995)                   (8,570)
Proceeds from the sale of fixed assets                                              63                         6
                                                                          ------------             -------------
    Net cash used for investing activities                                      (2,932)                   (8,564)
                                                                          ------------             -------------
CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
------------------------------------------------------
Borrowings on term loans                                                        30,000                       ---
Repayments of term loans                                                        (7,000)                   (8,000)
Net borrowings of revolver                                                       4,899                    15,150
Exercise of stock options                                                           87                       ---
                                                                          ------------             -------------
    Net cash provided by financing activities                                   27,986                     7,150
                                                                          ------------             -------------
NET DECREASE IN CASH                                                               ---                    (3,943)
CASH, BEGINNING OF PERIOD                                                          ---                     1,950
                                                                          ------------             -------------
BANK OVERDRAFT, END OF PERIOD                                             $        ---             $      (1,993)
                                                                          ============             =============




    The accompanying notes to summarized financial information are an integral part of these consolidated statements of cash flows.

                                     Part I
                  A. Notes to Summarized Financial Information

                    BANNER AEROSPACE, INC. AND SUBSIDIARIES
                           DECEMBER 31, 1996 AND 1995
                (In thousands of dollars except per share data)

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

1)  Significant Accounting and Reporting Policies

    Description of the Business

    The Company is a leading international supplier to the aerospace industry as a distributor, providing a wide range of aircraft parts and related support services. The Company's products are divided into three product groups: hardware, rotables and engines. The hardware product group includes bearings, nuts, bolts, screws, rivets and other types of fasteners. Rotables include flight data recorders, radar and navigation systems, instruments, landing gear and hydraulic and electrical components. Engines include jet engines and engine parts for use on both narrow and wide body aircraft and smaller engines for corporate and commuter aircraft. The Company provides a number of services such as immediate shipment of parts in aircraft on ground situations. The Company also provides products to original equipment manufacturers and subcontractors ("OEMs") in the aerospace industry under just-in-time and inventory management programs. The Company, through its subsidiaries, sells its products in the United States and abroad to most of the world's commercial airlines, and to air cargo carriers, as well as many OEMs, other distributors, fixed-base operations, corporate aircraft operators and other aerospace and non-aerospace companies.

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

4)  Credit Agreement

    On August 2, 1995, the Company entered into a credit agreement ("Credit Agreement") that provides for working capital and potential acquisitions. On July 1, 1996, the Company amended the Credit Agreement to provide additional financing as well as require that loans made to the Company will not exceed a defined borrowing base which is based upon a percentage of inventories and accounts receivables. On December 12, 1996, a second amendment was made to the Credit Agreement to provide additional financing and approve the incurrence of subordinated debt and certain acquisitions. The facility under the Credit Agreement includes i) a $55.0 million six-year term loan ("Term Loan"); ii) a $30.0 million seven-year term loan ("Tranche B Loan"); iii) a $40.0 million six-year term loan ("Tranche C Loan"); and iv) a $71.0 million six-year revolving credit facility ("Revolver"). The availability under the Tranche C facility obtained under the second amendment is subject to a qualified equity issuance as defined in the amendment. If the additional financing is obtained, the total facility under the Credit Agreement will increase to $189.5 million of which $131.7 million was outstanding as of December 31, 1996, leaving total availability of $57.8 million. However, only $17.8 million was available under the borrowing base formula as the remaining $40.0 million was unavailable due to conditions required to meet funding of the Tranche C. The Term Loan requires certain semi-annual payments which commenced on February 1, 1996. The Tranche B and Tranche C Loans require certain semi-annual payments which commence on February 1, 1997 and August 1, 1997, respectively. The Term Loan and Revolver bear interest at prime plus 1 1/4% or London Interbank Offered Rate ("LIBOR") plus 2%. The interest rate under the Term Loan and Revolver may increase by 1/4% or decrease by up to 1% based upon certain performance criteria. The Tranche B Loan bears interest at prime plus 1 3/4% or LIBOR plus 3%. The interest rate for Tranche C is initially prime plus 1 1/2% or LIBOR plus 2 3/4% with a 1/4% reduction if the Company meets certain performance criteria. On December 31, 1996, the Company's performance level resulted in borrowings under the Term Loan and Revolver being at an interest rate of prime plus 1% and LIBOR plus 2 1/4% for the quarter ended March 31, 1997. The Revolver is subject to a nonuse fee of 55 basis points of the unused availability. The Credit Agreement contains certain financial and nonfinancial covenants which the Company is required to meet on a quarterly basis. The financial covenants include a minimum net worth, and minimum ratios of interest coverage, fixed charges and debt to earnings before interest, taxes, depreciation and amortization. The Company also has certain limitations on the incurrence of additional debt. At December 31, 1996, the Company was in compliance with all covenants under the Credit Agreement. Substantially all of the Company's assets are pledged as collateral under the Credit Agreement.

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

    In November 1996, the Company entered into an additional hedge agreement ("Additional Hedge Agreement") with one of its major lenders to provide interest rate protection on $20.0 million of debt for a period of three years. Effectively, the Additional Hedge Agreement provides for a cap of 7 1/4% if the 90 day LIBOR exceeds 7 1/4%. If the 90 day LIBOR drops below 5%, the Company will be required to pay interest at a floor rate of approximately 6%. No cash outlay was required to obtain the Additional Hedge Agreement as the cost of the cap was offset by the sale of the floor.

5)  Stock Options

    The Company's Non-Qualified and Incentive Stock Option Plan (the "1990 Stock Option Plan"), adopted in August 1990, authorizes the granting of options at not less than the fair market value of the stock at the time of the granting of the options. On September 13, 1996, the stockholders approved an amendment to the 1990 Stock Option Plan to increase the number of shares of its common stock ("Common Stock") authorized to be issued under the 1990 Stock Option Plan and to extend the period under which options may be exercised. The Company has reserved for issuance two million shares of Common Stock under the 1990 Stock Option Plan. The option price is payable in cash or, with the approval of the stock option committee of the Board of Directors, in shares of Common Stock, valued at fair market value at the time of exercise. The 1990 Stock Option Plan terminates in the year 2000; however, all stock options outstanding as of August 2, 2000 shall continue to be exercisable pursuant to their terms. Under the 1990 Stock Option Plan, all options granted are for a term of seven years. Options granted on or before August 1, 1993 may be immediately exercisable and options granted subsequent to August 1, 1993 vest over a period of three to four years.

    During fiscal 1997 and 1996, options for 307,250 and 275,000 shares, respectively, were granted at prices ranging from $4.88 to $6.88 per share. The number of options that expired during fiscal 1997 and 1996 were 9,917 and 461,400, respectively. At December 31, 1996, 930,200 stock options were outstanding pursuant to the 1990 Stock Option Plan at prices ranging from $4.75 to $6.88 per share. In fiscal 1997 and 1996, 16,833 shares and 4,200 shares of stock options were exercised, respectively.

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

    Stock options granted to non-employee directors prior to the approval of the NED Stock Option Plan were not granted under any stock option plan. At December 31, 1996, a total of 107,000 stock options to non-employee directors were outstanding at prices ranging from $4.63 to $8.13 per share. During fiscal 1997, 20,000 stock options were granted to non-employee directors outside a formal plan and 40,000 were granted under the NED Stock Option Plan. No options were exercised in fiscal 1997 or 1996.

6)  Acquisitions

    On January 16, 1997, the Company, through its subsidiary, Dallas Aerospace, Inc., consummated the acquisition of PB Herndon Company ("PB Herndon") by acquiring 100.0% of the outstanding stock of PB Herndon from the shareholders of PB Herndon ("Sellers"). PB Herndon, located near St. Louis, Missouri, is a distributor of specialty fastener lines and other aerospace related components. At closing, the cash purchase price of $14.7 million was paid to the Sellers. The purchase price was based upon PB Herndon's net assets as of September 30, 1996 plus capital contributions made by the Sellers after August 31, 1996. In addition, the Company paid $1.3 million to the Sellers to repay loans made from the Sellers to PB Herndon. To finance the acquisition of PB Herndon, the Company borrowed $16.0 million under a subordinated loan agreement (see Note 7 in the notes to summarized financial information) from RHI Holdings, Inc., which is a wholly-owned subsidiary of The Fairchild Corporation ("Fairchild"). This acquisition was accounted for using the purchase method of accounting. The excess of the purchase price over the net tangible assets acquired is being amortized over 40 years.

    The supplemental pro forma information for the nine months ended December 31, 1996 would have been net sales, $287.3 million; gross profit, $81.0 million; income from operations before interest and taxes, $18.4 million; net income, $4.8 million; earnings per common share, $0.21; and 23,406 weighted average shares outstanding.

    In March 1996, the Company acquired Harco, Inc. ("Harco") from Fairchild. Harco is an authorized stocking distributor of precision fasteners to the aerospace industry and is located in El Segundo, California. The acquisition of Harco was effected through the issuance of 5,386 shares of the Common Stock in exchange for 100% of the outstanding shares of Harco. The issuance of the Common Stock was based on an average price per share of $6.075 resulting in a total value of $32.7 million. This acquisition was accounted for using the purchase method of accounting as applied to simultaneous common control mergers. The excess of the purchase price over the net tangible assets acquired is being amortized over 40 years. The results of operations of Harco have been included in the consolidated results as of March 1, 1996. As a result of this transaction, Fairchild, which previously owned 47.2% of the Common Stock, currently owns 59.4% of the Common Stock.

    The supplemental pro forma information for the nine months ended December 31, 1995 would have been net sales, $221.1 million; gross profit, $64.2 million; income from operations before interest and taxes, $13.4 million; net income, $2.9 million; earnings per common share, $0.13; and 22,472 weighted average shares outstanding.

7)  Related Party Transactions

    On October 17, 1996, the Company borrowed $5.0 million from RHI Holdings, Inc., which is a wholly-owned subsidiary of Fairchild (RHI), under an unsecured demand promissory note ("Promissory Note"). Under the terms of the Promissory Note, the Company can select interest periods up to six months with an interest rate during each such interest period determined at the Base Eurodollar Rate plus the Applicable Eurodollar Rate Margin as defined in the Company's Credit Agreement, less 80 basis points. The initial interest period was for 60 days at an interest rate of 7.2% per annum. As of December 16, 1996, the Company extended the interest period for 60 days at 7.3% per annum. Interest expense for the quarter ended December 31, 1996 was $88 thousand.

    On December 20, 1996, the Company entered into an unsecured subordinated loan agreement ("Subordinated Loan") with RHI. The purpose of the Subordinated Loan is to provide funds for acquisitions and any necessary future working capital requirements of the acquired companies. The Subordinated Loan provides a total facility of $30.0 million. The Subordinated Loan bears interest at 10.0% per annum for the period commencing on the date of initial drawing and continuing for a period of six months from the initial draw date. Thereafter, the Subordinated Loan bears interest at 11.2% per annum. The principal and accrued interest are deferred until the maturity date of November 15, 2003 subject to certain accelerations under the Subordinated Loan agreement. A commitment fee will be earned and payable on the last day of each month based on the balance outstanding. The commitment fee will be calculated at 1.5% for
six months from the initial draw date and 3.0% thereafter.   On January 16,
1997, the Company borrowed $16.0 million under the Subordinated Loan to fund the purchase of PB Herndon Company (See Note 6 in the notes to summarized financial information).

     The Company is a party to several agreements with Fairchild which provide for various methods of expense sharing related to combined sales and marketing efforts in foreign countries. As of December 31, 1996, the Company had contributed less than $125,000 under these agreements. In addition, Fairchild and the Company would share commission income to the extent commissions exceed expenses. No such commissions have been received to date.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


NINE (9) MONTHS ENDED DECEMBER 31, 1996 AND 1995


                                                1996                     1995              Increase (Decrease)
                                      --------------------      ----------------------     --------------------
(In thousands)                             $          %            $             %            $            %
                                      ---------   --------      --------     ---------     ---------   --------
Net sales                               275,369      100.0       199,145         100.0        76,224       38.3
Cost of goods sold                      198,262       72.0       142,464          71.5        55,798       39.2
                                      ---------   --------      --------     ---------     ---------   --------

 Gross profit                            77,107       28.0        56,681          28.5        20,426       36.0
Selling, general & administrative
    expenses                             60,194       21.9        45,822          23.0        14,372       31.4
                                      ---------   --------      --------     ---------     ---------   --------

 Operating income                        16,913        6.1        10,859           5.5         6,054       55.8
Interest expense, net                     9,249        3.3         8,343           4.2           906       10.9
                                      ---------   --------      --------     ---------     ---------   --------

 Income before taxes                      7,664        2.8         2,516           1.3         5,148        N/A
Provision for taxes                       3,070        1.1         1,010           0.5         2,060        N/A
                                      ---------   --------      --------     ---------     ---------   --------

 Net income                               4,594        1.7         1,506           0.8         3,088        N/A
                                      =========   ========      ========     =========     =========   ========


    Operating Results

    Net sales for the nine months ended December 31, 1996 increased $76.2 million or 38.3% over the comparable prior period. This increase was primarily due to higher sales recorded by the hardware group which was mainly attributable to the sales recorded by Harco, Inc. ("Harco") which was acquired from The Fairchild Corporation in March 1996 (see Note 6 in the notes to summarized financial information). The sales of the hardware group also increased due to incremental sales to commercial airlines and original equipment manufacturers. The sales of the engine group increased compared to the prior period primarily due to a $9.4 million sale/leaseback transaction made with two financial institutions and the sale of three commercial aircraft for $6.6 million in the current period. In addition, the sales of the rotable group increased compared to the prior period primarily due to increased sales to commercial airlines and fixed-base operations.

    The gross profit percentage for the nine months ended December 31, 1996 decreased to 28.0% compared to 28.5% for the prior period. This slight decline was attributable to the deferral of $2.8 million of gross profit resulting from the engine sale/leaseback transaction which was recorded in accordance with the generally accepted accounting principles.

In addition, the Company recorded the sale of two commercial aircraft at approximately a 12% gross profit margin which is significantly lower than historical gross profit margins.

    Selling, general and administrative ("SG&A") expenses as a percentage of sales declined from 23.0% for the nine months ended December 31, 1995 to 21.9% for the current period. For the nine months ended December 31, 1996, SG&A expenses increased by $14.4 million or 31.4% over the comparable prior period. This increase in SG&A expenses was primarily due to the inclusion of the SG&A expenses recorded by Harco and additional costs in excess of $1.5 million associated with the transfer of the warehouse operations of Burbank Aircraft Supply, Inc. to the new distribution center in Salt Lake City, Utah. During the first half of the fiscal year, the Company incurred additional costs associated with the new distribution center as a result of the temporary duplication of warehousing and systems expenses, severance costs and the expense of moving inventories to the new distribution center. It is expected that only minimal costs will be incurred for the remainder of the fiscal year. The SG&A expenses also increased due to the overall increase in sales volume compared to the prior year.

    Interest Expense

    Interest expense for the nine months ended December 31, 1996 increased $0.9 million or 10.9% compared to the prior period. This increase in interest expense was the result of the increase in the average debt balance outstanding from $105.0 million in the prior period to $131.0 million in the current period which was somewhat offset by a slight reduction in the weighted average interest rate of 9.1% in the current period compared to 9.5% in the prior period. In addition, the prior year's expense includes the write-off of the deferred loan cost in the amount of $0.6 million relating to the previous credit agreement. Interest expense also includes the amortization of deferred loan costs and charges for nonuse fees, agency fees and compensating balances.

    Provision for Taxes

    The provision for taxes for the nine months ended December 31, 1996 and 1995 amounted to $3.1 million and $1.0 million, respectively. The effective tax rate for both the nine months ended December 31, 1996 and 1995 was 40.1%.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


THREE (3) MONTHS ENDED DECEMBER 31, 1996 AND 1995


                                               1996                     1995              Increase (Decrease)
                                        ------------------     --------------------      ---------------------
(In thousands)                              $        %            $          %               $           %
                                        --------  --------     --------   ---------      --------     --------

Net sales                                96,986     100.0       72,022       100.0        24,964         34.7
Cost of goods sold                       70,674      72.9       52,664        73.1        18,010         34.2
                                        --------  --------     --------   ---------      --------     --------

 Gross profit                            26,312      27.1       19,358        26.9         6,954         35.9
Selling, general & administrative
    expenses                             20,239      20.8       16,595        23.1         3,644         22.0
                                        --------  --------     --------   ---------      --------     --------

 Operating income                         6,073       6.3        2,763         3.8         3,310          N/A
Interest expense, net                     3,380       3.5        2,651         3.6           729         27.5
                                        --------  --------     --------   ---------      --------     --------

 Income before taxes                      2,693       2.8          112         0.2         2,581          N/A
Provision for taxes                       1,080       1.1           50         0.1         1,030          N/A
                                        --------  --------     --------   ---------      --------     --------

 Net income                               1,613       1.7           62         0.1         1,551          N/A
                                        ========  ========     ========   =========      ========     ========


    Operating Results

    Net sales for the three months ended December 31, 1996 increased $25.0 million or 34.7% over the comparable prior period. This increase was primarily due to higher sales recorded by the hardware group which was mainly attributable to the sales recorded by Harco (see Note 6 in the notes to summarized financial information). The sales increase was also attributable to the increased sales recorded by the engine group which was mainly due to a $9.4 million sale/leaseback transaction made with two financial institutions in the current period. In addition, the sales of the rotable group increased compared to the prior period due to increased sales to commercial airlines and fixed-base operations.

    The gross profit percentage for the three months ended December 31, 1996 increased to 27.1% compared to 26.9% for the prior period. This increase was mainly attributable to improved margins on sales to existing customers by the rotable group. These increased margins were offset by the deferral of $2.8 million of gross profit resulting from the engine sale/leaseback transaction which was recorded in accordance with generally accepted accounting principles.

    Selling, general and administrative ("SG&A") expenses as a percentage of sales decreased from 23.1% for the three months ended December 31, 1995 to 20.8% for the current period. For the three months ended December 31, 1996, SG&A expenses increased by $3.6 million or 22.0% over the comparable prior period. This increase in SG&A expenses was primarily due to the inclusion of Harco's SG&A expenses in the current year. In addition, the increase in SG&A expenses was affected by the overall increase in sales volume.

    Interest Expense

    Interest expense for the three months ended December 31, 1996 increased slightly compared to the prior period. This increase in interest expense was the result of the increase in the average debt balance outstanding from $109.0 million in the prior period to $146.0 million in the current period which was somewhat offset by a slight reduction in the weighted average interest rate of 9.0% in the current period to 9.6% in the prior period. Interest expense also includes the amortization of deferred loan costs and charges for nonuse fees, agency fees and compensating balances.

    Provision for Taxes

    The provision for taxes for the three months ended December 31, 1996 and 1995 amounted to $1.1 million and $0.1 million, respectively. The effective tax rates for the three months ended December 31, 1996 and 1995 were 40.1% and 44.6%, respectively.

    Liquidity

    The following table presents certain liquidity ratios of the Company at December 31, 1996 and March 31, 1996.

                                               December 31, 1996         March 31, 1996
                                               -----------------         --------------

Current ratio                                        5.30:1                  4.31:1

Debt to equity                                       0.95:1                  0.78:1


    At December 31, 1996, the Company had total debt outstanding of $139.8 million, the majority of which was under the Credit Agreement. As of December 31, 1996, the Credit Agreement provided for up to $189.5 million of borrowings for working capital, capital expenditures and potential acquisitions subject to certain conditions and a borrowing base. The availability of $40.0 million under the Tranche C facility is subject to qualified equity issuance as defined in the Credit Agreement (see Note 4 in the notes to summarized financial information) As of December 31,

1996, $17.8 million was available under the borrowing base formula. Cash flow from operations, along with funds available under the Credit Agreement should be adequate to finance the Company's operations in fiscal 1997 (refer to Note 4 in the notes to summarized financial information). The Company had no other material capital commitments or planned expenditures as of December 31, 1996.

    Net cash used by operating activities for the nine months ended December 31, 1996 and 1995 amounted to $25.1 million and $2.5 million, respectively. The primary use of cash for operating activities for the nine months ended December 31, 1996 was an increase in inventories in the amount of $24.6 million. The primary use of cash for operating activities for the nine months ended December 31, 1995 was the increases in receivables and inventories in the amount of $4.5 million and $11.6 million, respectively, which was somewhat offset by an increase in other payables and accrued liabilities of $13.1 million.

    Net cash used for investing activities for the nine months ended December 31, 1996 and 1995 amounted to $2.9 million and $8.6 million, respectively. These amounts represent capital expenditures, net of proceeds from the sale of fixed assets.

    Net cash provided by financing activities for the nine months ended December 31, 1996 amounted to $28.0 million. Net cash used for financing activities for the nine months ended December 31, 1995 amounted to $7.2 million. The net cash provided by and used for financing activities for the nine months ended December 31, 1996 and 1995 related to net repayments to and borrowings from outside sources, primarily the prior credit agreement and the Credit Agreement.

                           MANAGEMENT REPRESENTATION

    The information furnished in this Form 10-Q for the interim period ended December 31, 1996 reflects all adjustments which are, in the opinion of management, all of a normal recurring nature and are necessary to present a fair statement of the results for the interim period.

                                    Part II

                               OTHER INFORMATION

Item 5.  Other Information

        Articles have appeared in the French press reporting an investigation by a French magistrate into certain allegedly improper business transactions involving Elf Acquitaine, its former chairman and various third parties. In connection with this investigation, the magistrate has made inquiry into allegedly improper transactions between Jeffrey Steiner and that petroleum company. In response to the magistrate's request that Mr. Steiner appear in France as a witness, Mr. Steiner submitted a written statement concerning the transactions and has offered to appear in person if certain arrangements were made. According to the French press, the magistrate also has requested permission to investigate other allegedly improper transactions involving another French petroleum company and, if granted, inquiry into transactions between Mr. Steiner and such company, could ensue. The Board of Directors of the Company has formed a special committee of outside directors to advise it with respect to these matters, and the special committee has retained counsel.

Item 6.  Exhibits and Reports on Form 8-K

         (a)     Exhibits
                 10.1 Amended and Restated Credit Agreement dated as of December 12, 1996 (as amended, supplemented or modified from time to time, the "Agreement") is entered into among Banner Aerospace, Inc., a Delaware corporation ("Banner"), Burbank Aircraft Supply, Inc., a Delaware corporation ("Burbank") (Banner and Burbank being collectively referred to as "Borrowers"), institutions from time to time a party hereto as Lenders and Issuing Banks, whether by execution of this Agreement or an Assignment and Acceptance, Citicorp USA, Inc., a Delaware corporation ("Citicorp"), in its capacity as administrative agent for the Lenders and the Issuing Banks hereunder (in such capacity, the "Administrative Agent"), and NationsBank, N.A. and The Long-Term Credit Bank of Japan, Ltd., Chicago Branch, in their capacity as co-agents for the Lenders and Issuing Banks hereunder (in such capacity, individually, a "Co-Agent", and collectively, the "Co-Agents").

                 10.2 Promissory Note Agreement between Banner Aerospace, Inc. and RHI Holding, Inc. dated October 17, 1996.

                 10.3 Subordinated Loan Agreement between Banner Aerospace, Inc. and RHI Holding, Inc. dated December 20, 1996.

                 10.4 Stock Issuance and Expense Sharing Agreement between Banner Aerospace, Inc., RHI Holdings, Inc. and Aero International, Inc. dated October 31, 1996.

                 10.5 Tri-Fast Partnership Agreement between Banner Aerospace, Inc., RHI Holdings, Inc. and Edwards & Lock Management Corporation dated November 19, 1996.

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



Dated:  February 14, 1997