Form 10-K405
period 1997-03-31
BANNER AEROSPACE INC
filed 1997-06-30
CIK 863445

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                    ANNUAL REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MARCH 31, 1997          COMMISSION FILE NUMBER 1-10561

                             BANNER AEROSPACE, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                     DELAWARE                                     95-2039311
         (STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
          INCORPORATION OR ORGANIZATION)
              300 WEST SERVICE ROAD                                  20041
     WASHINGTON DULLES INTERNATIONAL AIRPORT                      (ZIP CODE)
                 WASHINGTON, D.C.
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (703) 478-5790

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                            NAME OF EACH EXCHANGE
                TITLE OF CLASS                               ON WHICH REGISTERED
----------------------------------------------------------------------------------------------
         Common Stock, $1.00 par value                     New York Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                               Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Aggregate market value of the voting stock held by nonaffiliates of the registrant based on the closing price at which stock was sold on the New York Stock Exchange on June 6, 1997: $187,388,880.

                                                             SHARES OUTSTANDING
                TITLE OF CLASS                               AS OF JUNE 6, 1997
----------------------------------------------------------------------------------------------
                 Common Stock                                    23,423,610

                      DOCUMENTS INCORPORATED BY REFERENCE

     Registrant intends to file with the Securities and Exchange Commission a definitive Proxy Statement for the 1997 Annual Meeting of Stockholders to be held on September 12, 1997 pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days of the close of its fiscal year ended March 31, 1997, portions of which document are incorporated by reference in Part III (Items 10, 11, 12 and 13) of this Annual Report on Form 10-K from the date such document is filed.

================================================================================

                               TABLE OF CONTENTS

ITEM                                                                                       PAGE
----                                                                                       ----
                                          P A R T  I
 1.     Business........................................................................     3
 2.     Properties......................................................................     7
 3.     Legal Proceedings...............................................................     8
 4.     Submission of Matters to a Vote of Security Holders.............................     8

                                         P A R T  I I
 5.     Market for Registrant's Common Equity and Related Stockholder Matters...........     9
 6.     Selected Consolidated Financial Information.....................................    10
 7.     Management's Discussion and Analysis of Financial Condition and Results of
          Operations....................................................................    10
 8.     Consolidated Financial Statements and Supplementary Data........................    15
 9.     Disagreements with Accountants on Accounting and Financial Disclosure...........    33

                                        P A R T  I I I
        Statement of Omission...........................................................    33

                                         P A R T  I V
14.     Exhibits, Financial Statements, Schedules and Reports on Form 8-K...............    33
        Signatures......................................................................    37

                                   P A R T  I

ITEM 1. BUSINESS

GENERAL

     Banner Aerospace, Inc. (the "Company") is a leading international supplier to the aerospace industry as a distributor, providing a wide range of aircraft parts and related support services. The Company's products are divided into three product groups: hardware, rotables and engines. Hardware includes bearings, nuts, bolts, screws, rivets and other types of fasteners. Rotables include flight data recorders, radar and navigation systems, instruments, landing gear and hydraulic and electrical components. Engines include jet engines and engine parts for use on both narrow and wide body aircraft and smaller engines for corporate and commuter aircraft. The Company provides a number of services such as immediate shipment of parts in aircraft on ground ("AOG") situations. The Company provides products to original equipment manufacturers and subcontractors ("OEMs") in the aerospace industry under just-in-time ("JIT") and inventory management programs. The Company also provides both long term and short term engine leasing services to several commercial airlines and air freight carriers. The Company, through its subsidiaries, sells its products in the United States and abroad to most of the world's commercial airlines and to air cargo carriers, as well as to many OEMs, other distributors, fixed-base operations, corporate aircraft operators and other aerospace and non-aerospace companies.

     The Company's long-term strategies are: (i) to become the most cost efficient supplier of quality parts to the aerospace industry; (ii) to grow both internally through increased market share at each subsidiary and externally by acquisitions and/or strategic alliances; and (iii) to continuously focus on its customers' needs and to provide products and services which best address their requirements. The Company's immediate goals are: (i) to reduce operating costs in the hardware group by consolidating operations in California and (ii) to integrate new computer systems to enhance inventory management and delivery systems.

     According to Boeing's 1997 Current Market Outlook, the total market potential for new commercial aircraft from 1997 through 2016 will reach 16,160 new deliveries. The delivery rate of new aircraft reached an industry high in 1991 of 844 aircraft and declined precipitously to 485 units in 1995. Boeing's pro-rated annual forecast between 1997 and 2001 increases to an average of 742 aircraft per year, or a 53.0% increase over 1995 rates. Boeing predicts that the greatest geographical needs are expected to occur in the Asian market with predictions of average annual growth of 8.4% in revenue passenger miles between 1997 and 2006. Travel in China and Hong Kong alone is expected to grow by over 9.6% per year. This bodes well for the Company's strategy of delivering services around the world, including the expansion of two facilities in that region, Singapore and Australia.

     Federal Aviation Administration data forecasts that regional and commuter markets will also reflect steady increases in annual growth rates.

     Equally as important, industry trends show OEM and aftermarket customers are continuing to rely on outsourcing programs, looking for low-cost, single source providers. With the Company's broad product lines, distribution experience, procurement expertise and low cost-structure, it is well-positioned to take advantage of these trends.

DESCRIPTION OF BUSINESS

     The Company distributes a wide variety of aircraft parts, which it carries in inventory. In addition to selling products that it has purchased on the open market, the Company also acts as a non-exclusive, authorized distributor of many different product lines. No single distributor arrangement is material to the Company's financial condition taken as a whole.

     The Company believes it is the world's largest independent stocking distributor of aircraft hardware, including bearings, nuts, bolts, screws, rivets and other types of fasteners that are used on aircraft. The Company purchases its inventory of hardware parts principally from manufacturers. An extensive inventory of products and a quick response time are essential in providing services to the Company's customers. Another key factor in selling to its customers is the Company's ability to maintain a system that provides for traceability of parts back to the manufacturer.

     In fiscal 1996, the Company opened its distribution center in Salt Lake City, Utah ("Distribution Center"), which currently houses a significant portion of the Company's hardware inventory. The Distribution Center has an automated storage and retrieval system ("ASRS") with integrated bar-coding capabilities, optical scanning for a paperless environment, a computer imaging system for more accurate traceability and an on-line document reference. All of these are expected to improve the Company's productivity and efficiency, as well as provide an additional source of cost savings. Although the Distribution Center was fully operational in fiscal 1997, it is anticipated that the forecasted savings will not be fully realized until the end of fiscal 1998.

     The Company's largest subsidiary, Burbank Aircraft Supply, Inc. ("Burbank Aircraft"), sells fasteners to most commercial airlines and air cargo carriers and many OEMs in the world, as well as to aircraft overhaul facilities and to other distributors. Burbank Aircraft is not dependent on any single customer, the loss of which would have a material adverse effect on the Company's operating results or financial position taken as a whole. Burbank Aircraft's computerized inventory system and its ability to ship products from the Distribution Center in Salt Lake City, Utah enable Burbank Aircraft to respond promptly to customer needs and offer immediate shipment in AOG situations virtually anywhere in the world, 24 hours a day, 365 days a year. In addition, Burbank Aircraft has a distribution facility in Hamburg, Germany to enhance service to its European customers.

     In 1993, Burbank Aircraft began supplying Rohr, Inc. ("Rohr"), a leading manufacturer of aircraft engine nacelle systems, on a JIT basis. Currently, the agreement with Rohr calls for supplying more than 15,000 different line items of aircraft fasteners and electrical components to eight Rohr plants. The JIT contract is supported through warehouses in Utah and California, as well as three forward stocking locations in Arkansas, Texas and Alabama.

     In addition, Burbank Aircraft has a non-exclusive support arrangement with Airbus Industrie ("Airbus") pursuant to which Burbank Aircraft maintains an inventory of fasteners for aircraft manufactured by Airbus. Burbank Aircraft has been designated by Airbus as its recommended worldwide supplier of standard hardware for its aircraft. Management believes that Burbank Aircraft is the largest supplier of replacement hardware for Airbus aircraft in the world. However, there are other suppliers and thus competition in the sale of fasteners for Airbus aircraft exists.

     In March 1996, the Company acquired Harco, Inc. ("Harco"), a former subsidiary of The Fairchild Corporation ("Fairchild"). Harco is an authorized stocking distributor for numerous self-locking nut manufacturers and has an automated CD-ROM retrieval system for manufacturer certifications and test reports to maintain traceability to the original manufacturer of each fastener production lot. Harco supplies directly or through indirect distribution to many commercial and military aerospace customers in the United States and Europe. Inventory has been strategically provisioned near customers to allow immediate delivery of locknuts and gang-channels required by OEMs. Harco also provides replacement and spare parts to commercial airlines and overhaul and repair facilities.

     In January 1997, the Company, through a subsidiary, consummated the acquisition of PB Herndon Company ("PB Herndon") which is a wholesale distributor of a diverse selection of high quality aerospace fasteners and related components, effective October 1996. PB Herndon provides validation of dimensional specifications, certification of testing levels and revision level information on all parts. PB Herndon sells its products to OEMs and commercial and military customers in the aerospace industry and to the U.S. Government. PB Herndon has an on-site U.S. Government Quality Assurance Representative at its facility which enhances its delivery capabilities to the U.S. Government.

     Through its other hardware subsidiaries, the Company distributes bearings to the aerospace industry and high-precision miniature and instrument ball bearings to OEMs of medical equipment and to distributors that sell to the medical, aerospace and computer industries. In a generally fragmented industry, the Company believes that its relatively large size and financial strength provide a competitive advantage, allowing its hardware group to purchase inventory in large quantities at favorable prices.

     Solair, Inc. ("Solair") is the Company's largest subsidiary in the rotable group. A rotable is a part that must be removed periodically as required by the manufacturer or the Federal Aviation Administration ("FAA") and is then typically overhauled and re-used. The Company stocks and sells a broad spectrum of aircraft rotables and manages power by the hour contracts and overhaul programs for several foreign airlines. Under the power by the hour contracts, the Company is required to provide full management support for certain services to the customers, overseeing maintenance and providing parts. These services include engines, rotable/consumable parts, airframe, landing gear, or any combination of these items.

     The Company, through its engine group, sells jet engines and engine parts for use on both narrow and wide body aircraft and smaller engines for corporate and commuter aircraft. Dallas Aerospace, Inc. ("Dallas Aerospace"), the Company's largest subsidiary in the engine group, also buys and sells large commercial aircraft from time to time and provides engine repair management services and engine leasing to a variety of airline customers.

     In October 1994, the Company established a sales office in Singapore to participate in business opportunities in the Pacific Rim. It is staffed by representatives of several of its subsidiaries.

     Hardware is usually purchased new from manufacturers, but may also be purchased from other distributors. Hardware is sold only in new condition. Rotable parts are sometimes purchased as new parts, but are generally purchased as used parts which are then overhauled for the Company by outside contractors, including the original manufacturers and FAA-licensed facilities. Rotables are sold in a variety of conditions such as new, overhauled, serviceable and as is. Rotables can also be exchanged instead of sold. An exchange occurs when an overhauled aircraft part in inventory is exchanged for a used part from the customer and the customer is charged an exchange fee plus the actual cost to overhaul the used part. Engines and engine components are sold in overhauled condition, as is or are disassembled for resale as parts.

     In January 1995, the Company sold three operating units, AJ Aerospace Services, Inc., Austin Jet Corporation and Barcel Wire and Cable Corp. ("Discontinued Subsidiaries"), to focus its resources on enhancing its position as a marketer of aircraft hardware, rotables and engines.

FORMATION AND STOCK OWNERSHIP OF THE COMPANY

     The term "Company" refers to Banner Aerospace, Inc. and its consolidated subsidiaries. Prior to the initial public offering in 1990, Fairchild owned, through a subsidiary, 100.0% of the shares of the Common Stock of the Company. As a result of the initial public offering, Fairchild's indirect beneficial ownership of Common Stock was reduced from 100.0% to 47.2%. However, as a result of the additional shares of the Company's Common Stock issued in connection with the acquisition of Harco in fiscal 1996, Fairchild became the majority owner of the Company and currently owns 59.3% of the Company's Common Stock (refer to Note 2 in the notes to consolidated financial statements).

     In May 1997, the Company submitted to the Company's shareholders for approval the acquisition from RHI Holdings, Inc., which is a wholly-owned subsidiary of Fairchild ("RHI"), of a business consisting of two companies: (i) Fairchild Scandinavian Bellyloading Company AB, and (ii) Scandinavian Bellyloading International, Inc. (the "Bellyloading Companies"). If this acquisition is completed, the Company would initially issue 230,000 shares of its Common Stock to RHI, increasing Fairchild's control position in the Company from 59.3% to approximately 59.7% of the voting power of the Company. This percentage could increase based upon the purchase price as ultimately adjusted, but not to exceed 1,500,000 shares of Common Stock (refer to Note 15 in the notes to consolidated financial statements). Consummation of this acquisition is subject to the satisfaction of certain conditions. RHI may terminate this transaction if it sells the Bellyloading Companies to a third party by reason of an unsolicited offer, provided that RHI pays a reasonable termination fee to the Company plus the Company's out-of-pocket expenses. As of June 23, 1997, this transaction had not been consummated.

     In June 1997, the Company's shareholders approved the following changes to the Company's capital structure: (i) the total number of shares of capital stock which the Company has the authority to issue were increased from 30,000,000 to 60,000,000; (ii) the number of authorized shares of the Company's Common

Stock were increased from 30,000,000 to 50,000,000; and (iii) a new class of Preferred Stock, par value $.01 per share was created , and the Company was given the authority to issue 10,000,000 shares of such Preferred Stock (collectively, the "Charter Amendments"). In May 1997, and in conjunction with the Charter Amendments, the Company issued rights to its existing shareholders pursuant to which each shareholder had the right to acquire one share of the newly established 7.5% convertible Preferred Stock for every 4.5 shares owned. Fairchild signed a commitment to subscribe for its pro rata share of such newly established Preferred Stock. On June 18, 1997, the Company received subscriptions for 3,710,955 shares of Preferred Stock or $34,140,786. By virtue of this transaction, Fairchild's beneficial ownership of the Company increased from 59.3% to approximately 62.6%. The proceeds received from the rights offering will be used to reduce outstanding debt.

SALES

     The Company's subsidiaries conduct marketing efforts, which may involve the Company's direct sales force, outside representatives and, for some product lines, overseas sales offices. Sales in the aviation aftermarket depend on price, service, quality and reputation. The Company's business does not experience significant seasonal fluctuations nor does the Company's business depend on a single customer. No single customer of the Company accounts for more than 10.0% of the Company's revenue. The sales order backlog amounted to $82.8 million and $63.4 million at March 31, 1997 and 1996, respectively. It is anticipated that approximately 90.0% of the backlog at March 31, 1997 will be shipped by March 31, 1998.

     The table below shows the percentage of sales by each product group for the fiscal years ended March 31, 1997, 1996 and 1995.

                         PRODUCT GROUPS                              1997       1996       1995
----------------------------------------------------------------     -----      -----      -----
Hardware........................................................      51.3%      47.6%      44.6%
Rotables........................................................      31.4       34.1       40.9
Engines.........................................................      17.3       18.3       14.5
                                                                     -----      -----      -----
                                                                     100.0%     100.0%     100.0%
                                                                     =====      =====      =====

     Foreign sales accounted for 29.3%, 32.0% and 33.5% of the Company's total sales for the fiscal years ended March 31, 1997, 1996 and 1995, respectively. Export sales by geographic area for the fiscal years ended March 31, 1997, 1996 and 1995 were as follows:

                         (IN THOUSANDS)                              1997       1996       1995
----------------------------------------------------------------   --------    -------    -------
Europe..........................................................   $ 34,922    $29,797    $23,252
Asia (excluding Japan)..........................................     25,790     18,557     14,090
Canada..........................................................     20,516     13,803      7,446
Japan...........................................................     15,672     13,006     15,887
Australia.......................................................      7,044      5,585      4,286
South America...................................................      4,013      3,950      2,463
Other...........................................................      6,008      7,490      7,048
                                                                   --------    -------    -------
                                                                   $113,965    $92,188    $74,472
                                                                   ========    =======    =======

     The increase in the export sales in fiscal 1997 compared to fiscal 1996 was primarily attributable to the increases in sales to Europe, Asia (excluding Japan) and Canada. The increased sales to Europe and Canada of approximately 17.2% and 48.6%, respectively, were primarily due to the inclusion of sales recorded by Harco for the entire current fiscal year compared to one month of sales included in fiscal 1996. The increased sales to Asia (excluding Japan) of approximately 39.0% were primarily due to several large contracts obtained by the rotable group in late fiscal 1996 and fiscal 1997.

     The increase in the export sales in fiscal 1996 compared to fiscal 1995 was attributable to the increases in sales to Europe, Asia (excluding Japan) and Canada. Sales to Europe increased approximately 28.2% primarily due to improved conditions of the European economy. Increased sales to Asia (excluding Japan) of approximately 31.7% were primarily due to increased sales efforts made in this region, specifically by opening a sales office in Singapore. Sales to Canada increased approximately 85.4% primarily due to several new hardware contracts obtained during fiscal 1996.

COMPETITION

     The hardware product group competes with OEMs such as Boeing, which supports the fleet of Boeing-produced aircraft; fastener manufacturers, as well as independent distributors such as Wesco Aircraft Hardware Corp., M&M Aerospace Hardware, Tri-Star Aerospace, Inc. and many other large and small companies. The Company believes it generally has a price advantage over manufacturers in the smaller quantities in which it usually deals, and can generally provide more expeditious service. In the rotable group, the major competitors are AAR Corp., Air Ground Equipment Services ("AGES"), Aviation Sales Company, The Memphis Group and other large and small companies in a very fragmented industry. The major competitors for the Company's engine group are OEMs such as General Electric Company and Pratt and Whitney, as well as the engine/engine parts divisions of AAR Corp. and AGES and many smaller companies.

EMPLOYEES

     As of March 31, 1997, the Company had approximately 820 employees. None of the Company's employees are covered by collective bargaining agreements. The Company believes that relations with its employees are satisfactory.

ENVIRONMENTAL MATTERS

     Presently, there are no material expenditures anticipated for environmental control for fiscal 1998 and thereafter.

ITEM 2. PROPERTIES

     The Company's corporate office consists of approximately 10,000 square feet and is located near the Washington Dulles International Airport in Northern Virginia. The Company currently leases the space from Fairchild under an operating lease which commenced on April 1, 1996. The lease term is ten years with the option to terminate the lease after five years and requires annual lease payments of approximately $170,000. The Company also has an office in Cleveland, Ohio which has 20 months remaining on the original 84 month lease as of March 31, 1997. The entire Cleveland office is currently subleased. The Company leases another facility in Ft. Lauderdale, Florida, which is occupied by its technology group. The Company owns and leases many other facilities throughout the United States and has a distribution facility in Hamburg, Germany. In addition, the Company leases sales offices and warehouses in other foreign countries, including Australia, Canada, the United Kingdom and Singapore. All of the Company's properties are maintained on a regular basis and are adequate for the Company's present requirements. The following table identifies the principal properties owned or leased by the Company. These are primarily used for inventory storage and office space. In addition, the Company leases a number of smaller facilities.

                           DESCRIPTION OF PROPERTIES

                                                                         OWNED     APPROX.
                                                                          OR       SQUARE
               SUBSIDIARY                           LOCATION            LEASED     FOOTAGE
----------------------------------------    ------------------------    -------    -------
Adams Industries, Inc...................    Suffield, CT                Owned       30,000
                                            Cincinnati, OH              Leased       1,000
Aerospace Bearing Support, Inc..........    Moorpark, CA                Leased      12,000
Aircraft Bearing Corporation............    Aliso Viejo, CA             Leased      15,000
BAI, Inc................................    S. San Francisco, CA        Leased       9,000
Banner Aerospace-Singapore, Inc.........    Singapore                   Leased       1,000
Banner Distribution, Inc................    West Valley City, UT        Owned       81,000
Burbank Aircraft Supply, Inc............    El Segundo, CA              Leased      30,000
                                            Hamburg, Germany            Leased      26,000
                                            Chula Vista, CA             Leased       8,000
                                            Foley, AL                   Leased       7,500
                                            Little Rock, AR             Leased       5,000
                                            Arlington, TX               Leased       2,000
                                            Edina, MN                   Leased       2,000
                                            Wichita, KS                 Leased       1,500
DAC International, Inc..................    Austin, TX                  Leased       7,000
                                            Cortaillod, Switzerland     Leased       1,500
Dallas Aerospace, Inc...................    Carrollton, TX              Leased      80,000
                                            Miami Spring, FL            Leased       1,500
Georgetown Jet Center, Inc..............    Georgetown, TX              Leased      19,000
Harco, Inc..............................    El Segundo, CA              Leased      17,000
                                            St. Louis, MO               Leased      11,000
                                            Ontario, Canada             Leased       5,000
                                            Leicester, England          Leased       5,000
Matrix Aviation, Inc....................    Wichita, KS                 Owned        6,500
NASAM Incorporated......................    S. San Francisco, CA        Leased       5,000
PacAero.................................    Burbank, CA                 Leased      28,000
                                            Melbourne, Australia        Leased       3,500
                                            Melbourne, Australia        Owned        3,500
PB Herndon Company......................    Earth City, MO              Leased      50,000
Professional Aviation Associates,
  Inc...................................    Atlanta, GA                 Leased      17,000
                                            Titusville, FL              Leased      15,000
Solair, Inc.............................    Ft. Lauderdale, FL          Leased      57,000
                                            Carrollton, TX              Leased      47,000
                                            Luton, England              Leased       1,000

ITEM 3. LEGAL PROCEEDINGS

     The Company is involved in various claims and lawsuits incidental to its operations. In the opinion of management, the ultimate resolution of these claims and lawsuits will not have a material adverse effect on the operating results or financial position of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

     The Company's Common Stock trades on the New York Stock Exchange ("NYSE") under the symbol BAR. The following tables set forth the quarterly high and low prices as reported by the NYSE composite transactions for fiscal 1997 and 1996:

                                                                            FISCAL 1997
                                                                            -----------
                                 QUARTERS ENDED                             HIGH    LOW
        -----------------------------------------------------------------   ----    ---
        June 30, 1996....................................................     9     5 3/8
        September 30, 1996...............................................   8 3/8   7 3/8
        December 31, 1996................................................   8 5/8   7 3/4
        March 31, 1997...................................................   9 3/4   7 1/4

                                                                            FISCAL 1996
                                                                            -----------
                                 QUARTERS ENDED                             HIGH    LOW
        -----------------------------------------------------------------   ----    ---
        June 30, 1995....................................................   5 1/8   3 1/2
        September 30, 1995...............................................   6 1/4   4 1/8
        December 31, 1995................................................   6 3/8   4 3/4
        March 31, 1996...................................................   6 3/4   5 1/2

DIVIDENDS

     It is the Company's current policy to retain earnings to support the growth of its present operations and to reduce its outstanding debt. Any future determination as to the payment of dividends will be at the discretion of the Company's Board of Directors and will depend on the Company's financial condition, results of operations and capital requirements, restrictive covenants in the credit agreement that limit the payment of dividends in any fiscal year (refer to Note 5 in the notes to consolidated financial statements) and such other factors as the Board of Directors deems relevant. No dividends were declared in fiscal years 1997 or 1996.

HOLDERS OF RECORD

     The Company had approximately 76 holders of record and 1,200 beneficial holders at May 31, 1997.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL INFORMATION

     The following table presents selected historical financial data and is qualified in its entirety by the more detailed consolidated financial statements contained elsewhere in this Form 10-K. The selected financial data for the years ended March 31, 1997, 1996, 1995, 1994 and 1993 are extracted from the Company's audited consolidated financial statements.

                                                       FOR THE FISCAL YEARS ENDED MARCH 31,
                                             --------------------------------------------------------
   (IN THOUSANDS EXCEPT PER SHARE DATA)        1997        1996        1995        1994        1993
------------------------------------------   --------    --------    --------    --------    --------
INCOME STATEMENT DATA:
Net sales.................................   $389,111    $287,880    $222,384    $212,391    $224,777
                                             --------    --------    --------    --------    --------
Cost of goods sold........................    279,041     209,609     153,261     144,245     159,728
Selling, general and administrative.......     84,557      64,704      52,389      50,815      59,791
Restructuring charges.....................         --          --      11,650       6,000          --
                                             --------    --------    --------    --------    --------
Operating income..........................     25,513      13,567       5,084      11,331       5,258
Unusual item..............................         --          --       5,750          --          --
Interest expense, net.....................    (13,090)    (10,972)     (9,809)     (9,089)     (7,510)
                                             --------    --------    --------    --------    --------
Income (Loss) from continuing operations
  before taxes on income..................     12,423       2,595       1,025       2,242      (2,252)
Provision for taxes.......................      4,970       1,040         550         940          40
                                             --------    --------    --------    --------    --------
Income (Loss) from continuing
  operations..............................      7,453       1,555         475       1,302      (2,292)
                                             --------    --------    --------    --------    --------
Discontinued operations, net of tax (1):
     Loss from operations.................         --          --          --      (1,905)       (848)
     Loss on disposal.....................         --          --          --     (11,093)         --
                                             --------    --------    --------    --------    --------
                                                   --          --          --     (12,998)       (848)
                                             --------    --------    --------    --------    --------
Net income (loss).........................   $  7,453    $  1,555    $    475    $(11,696)   $ (3,140)
                                             ========    ========    ========    ========    ========
Earnings (Loss) per common share:
     Continuing operations................   $   0.32    $   0.09    $   0.03    $   0.07    $  (0.13)
     Discontinued operations..............         --          --          --       (0.72)      (0.04)
                                             --------    --------    --------    --------    --------
Net income (loss) per share...............   $   0.32    $   0.09    $   0.03    $  (0.65)   $  (0.17)
                                             ========    ========    ========    ========    ========
Weighted average number of common
  shares..................................     23,408      18,283      18,002      18,002      18,000
                                             ========    ========    ========    ========    ========
BALANCE SHEET DATA:
Working capital...........................   $270,658    $209,022    $184,087    $214,806    $250,742
Total assets..............................    393,901     318,209     241,315     272,357     305,809
Long-term debt, less current maturities...    165,148     111,900     102,800     134,017     157,927
Stockholders' equity......................    150,195     142,603     107,504     107,029     118,714

---------------
(1) Discontinued operations include the results of Discontinued Subsidiaries.

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     In January 1997, the Company, through a subsidiary, consummated the acquisition of 100.0% of the outstanding stock of PB Herndon from the shareholders of PB Herndon, effective October 1996. PB Herndon, located near St. Louis, Missouri, is a wholesale distributor of a diverse selection of high quality aerospace fasteners and related components (refer to Note 2 in the notes to the consolidated financial statements).

     In March 1996, the stockholders of the Company approved the acquisition of Harco from Fairchild. Harco is an authorized stocking distributor of precision fasteners to the aerospace industry and is located in El Segundo, California. Harco's operating results were included in the consolidated results of the Company as of

March 1, 1996. Harco is the second largest subsidiary in the hardware group (refer to Note 2 in the notes to consolidated financial statements).

     In January 1995, the Company sold the operations of the Discontinued Subsidiaries to focus its resources on enhancing the Company's position as a marketer of aircraft rotables and hardware.

     The fiscal 1995 results included non-cash restructuring charges of $11.7 million which resulted from the devaluation of certain Stage 2 inventories in the rotable group and the scrapping of certain inventories in the hardware group that would be uneconomical to move to the Company's new Distribution Center (refer to Note 4 in the notes to consolidated financial statements).

     In November 1993, one of the Company's warehouses located in Carrollton, Texas was damaged by a wind and rain storm. In January 1995, the Company received from its insurance companies an aggregate settlement which included $4.2 million relating to the business interruption income recorded by the Company during fiscal 1995 and 1994. In fiscal 1995 the Company also recorded a non-recurring unusual item of $5.8 million representing insurance proceeds in excess of cost of damaged property.

                       ANALYSIS OF RESULTS OF OPERATIONS
               FOR THE FISCAL YEARS ENDED MARCH 31, 1997 AND 1996

                                                                1997                       1996
                                                       ----------------------    ------------------------
                   (IN THOUSANDS)                       AMOUNT     PERCENTAGE      AMOUNT      PERCENTAGE
----------------------------------------------------   --------    ----------    ----------    ----------
Net sales...........................................   $389,111       100.0%      $ 287,880       100.0%
Cost of goods sold..................................    279,041        71.7         209,609        72.8
                                                       --------       -----        --------       -----
Gross profit........................................    110,070        28.3          78,271        27.2
Selling, general and administrative.................     84,557        21.7          64,704        22.5
                                                       --------       -----        --------       -----
Operating income....................................   $ 25,513         6.6%      $  13,567         4.7%
                                                       ========       =====        ========       =====

     Net sales increased $101.2 million or 35.2% for the fiscal year ended March 31, 1997 compared to fiscal 1996. The increase in sales was attributable to an increase in hardware sales of approximately $62.1 million or 45.2%. This increase in hardware sales was primarily due to (i) the incremental sales recorded as a result of the acquisition of PB Herndon, and (ii) the inclusion of twelve months of sales recorded by Harco in fiscal 1997 compared to only one month of sales in fiscal 1996. Excluding the sales recorded by Harco and PB Herndon, hardware sales would have increased $12.1 million or 9.0% in fiscal 1997 compared to fiscal 1996, which was attributable to an increase in sales to OEM customers. Sales in the rotables and engine groups also contributed to the increase of net sales by $24.0 million or 24.4% and $15.1 million or 29.0%, respectively. The increase in the rotables sales was primarily due to higher sales to commercial airlines and fixed based operations in fiscal 1997 compared to fiscal 1996 and a change in product mix to higher margined power by the hour contracts in fiscal 1997. The increased engine sales were mainly due to a $9.4 million sale/leaseback transaction of 11 engines made with two financial institutions in fiscal 1997.

     Gross profit as a percentage of sales increased to 28.3% for the fiscal year ended March 31, 1997 from 27.2% for the fiscal year ended March 31, 1996. Excluding the gross profit from Harco and PB Herndon, gross profit for the fiscal year ended March 31, 1997 would have increased slightly to 27.3% compared to 27.1% in the prior fiscal year. The increase in the gross profit percentage was primarily due to higher margins realized on sales of hardware and rotables in fiscal 1997 compared to fiscal 1996. The prior fiscal year's gross profit percentage was negatively affected by the continued increase in the supply of Stage 2 rotables in the marketplace, which in turn had a negative impact on pricing. The supply and demand of Stage 2 rotables has somewhat stabilized in fiscal 1997, thus, overall pricing for Stage 2 inventory has improved slightly. Excluding Harco and PB Herndon, the inventory turnover ratio increased for the fiscal year ended March 31, 1997 to 1.25 times per year as compared to 1.19 times per year for the fiscal year ended March 31, 1996. The increase in inventory turnover ratio was primarily due to a significant increase in sales.

     Selling, general and administrative ("SG&A") expense for the fiscal year ended March 31, 1997 increased $19.9 million or 30.7% compared to the fiscal 1996. Excluding the SG&A expenses from Harco and PB Herndon, SG&A expenses for the fiscal year ended March 31, 1997 would have increased by $11.4 million or 17.7% compared to fiscal 1996. The increase in SG&A expenses was primarily due to an overall increase in employment costs and commission expense as a result of increased sales and incremental costs associated with the relocation to the Distribution Center.

                       ANALYSIS OF RESULTS OF OPERATIONS
               FOR THE FISCAL YEARS ENDED MARCH 31, 1996 AND 1995

                                                                1996                       1995
                                                       ----------------------    ------------------------
                   (IN THOUSANDS)                       AMOUNT     PERCENTAGE      AMOUNT      PERCENTAGE
----------------------------------------------------   --------    ----------    ----------    ----------
Net sales...........................................   $287,880       100.0%      $ 222,384       100.0%
Cost of goods sold..................................    209,609        72.8         153,261        68.9
                                                       --------       -----        --------       -----
Gross profit........................................     78,271        27.2          69,123        31.1
Selling, general and administrative.................     64,704        22.5          52,389        23.6
Restructuring charge................................         --       --             11,650         5.2
                                                       --------       -----        --------       -----
Operating income....................................     13,567         4.7           5,084         2.3
Unusual item........................................         --       --             (5,750)       (2.6)
                                                       --------       -----        --------       -----
Income from operations before interest and taxes on
  income............................................   $ 13,567         4.7%      $  10,834         4.9%
                                                       ========       =====        ========       =====

     Net sales increased $65.5 million or 29.5% for the fiscal year ended March 31, 1996 compared to the fiscal year ended March 31, 1995. The increase in sales was attributable to increases in hardware sales of $38.0 million or 38.3% and engines and engine parts sales of $20.6 million or 64.2% in fiscal 1996, compared to fiscal 1995. Excluding the sales from Harco, the hardware sales would have increased approximately $35.2 million or 35.5% which was primarily due to an increase in sales to OEM customers. The increase in engines and engine parts sales was primarily due to increases in sales to commercial airlines and other distributors. In addition, sales of engine parts were unfavorably affected in fiscal 1995 as the engine parts were under a voluntary quarantine throughout the majority of fiscal 1995. Overall, the improvement in sales in fiscal 1996 compared to fiscal 1995 is attributable to the general turnaround in the aerospace industry, the return to profitability of the world's airlines as a group and the increased delivery rate of aircraft by the OEMs.

     Gross profit as a percentage of sales decreased to 27.2% for the fiscal year ended March 31, 1996 from 31.1% for the fiscal year ended March 31, 1995. The decrease in the gross profit percentage in fiscal 1996 was attributable to lower margins realized on sales of turbine engines and engine parts compared to fiscal 1995. The decrease was also affected by the continued increase in the supply of Stage 2 rotables in the marketplace, which in turn had a negative impact on pricing. In fiscal 1995, the Company recorded business interruption income of $1.7 million as a reduction in cost of goods sold with no corresponding sales activity, which also contributed to the decrease in the gross profit percentage in fiscal 1996 compared to fiscal 1995. Excluding the results of Harco, the inventory turnover ratio increased for the fiscal year ended March 31, 1996 to 1.19 times per year as compared to 0.88 times per year for the fiscal year ended March 31, 1995. The increase in inventory turnover ratio was primarily due to a significant increase in sales and an increase in cost of goods sold as a percentage of sales in fiscal 1996 compared to fiscal 1995.

     Selling, general and administrative ("SG&A") expense for the fiscal year ended March 31, 1996 increased $12.3 million or 23.5% compared to the fiscal year ended March 31, 1995. Excluding the SG&A expenses from Harco, SG&A expenses for the fiscal year ended March 31, 1996 would have increased by $11.7 million or 22.4% compared to fiscal 1995. The increase in SG&A expenses was primarily due to an overall increase in the employment costs due to increased sales and incremental costs associated with the relocation to the Distribution Center.

INTEREST EXPENSE

     Interest expense for fiscal 1997, 1996 and 1995 amounted to $13.1 million, $11.0 million and $9.8 million, respectively. The increase in interest expense in fiscal 1997 compared to fiscal 1996 was primarily due to the increase in the average debt balance outstanding, offset by a slight decrease in the effective interest rate. The increase in interest expense in fiscal 1996 compared to fiscal 1995 was primarily due to the increase in the effective interest rate offset by a lower average outstanding debt balance. The effective interest rate for fiscal 1997, 1996 and 1995 was 9.1%, 9.3% and 8.4%, respectively. The average debt balance outstanding for fiscal 1997, 1996 and 1995 amounted to $141.2 million, $108.1 million and $126.8 million, respectively. The higher interest expense in fiscal 1996 compared to fiscal 1995 was also attributable to the write-off of the deferred loan costs relating to the prior existing credit agreement in the amount of $0.6 million.

INCOME TAXES

     The tax provisions on income from operations for the fiscal years ended March 31, 1997, 1996 and 1995 were $5.0 million, $1.0 million and $0.6 million, respectively. The effective tax rates for fiscal years 1997, 1996 and 1995 were 40.0%, 40.1% and 53.7%, respectively. The effective tax rate for fiscal 1995 was substantially higher than the statutory rates as a result of the nominal pre-tax earnings.

NET INCOME

     The Company recorded net income for the fiscal years ended March 31, 1997, 1996 and 1995 of $7.5 million or $0.32 per common share, $1.6 million or $0.09 per common share and $0.5 million or $0.03 per common share, respectively.

     Inflation has had minimal effect on the Company's current operations and the Company believes that this trend will continue in the immediate future.

LIQUIDITY

     Total capitalization as of March 31, 1997 and 1996 amounted to $315.6 million and $254.5 million, respectively. The changes in the components of capitalization included an increase in debt of $53.5 million and an increase in equity of $7.6 million. The increase in debt was primarily the result of increased borrowings under its credit agreement and new borrowings under a subordinated loan agreement with Fairchild (refer to Note 5 and Note 8 in the notes to consolidated financial statements). The increase in equity was primarily due to the net income for the fiscal year ended March 31, 1997.

     Net cash used by operating activities for the fiscal year ended March 31, 1997 amounted to $32.7 million and net cash provided by operating activities for the fiscal year ended March 31, 1996 amounted to $2.7 million. The primary use of cash for operating activities in fiscal 1997 was an increase in inventory of $37.5 million which was mainly to support the Company's sales growth. The primary source of cash from operating activities in fiscal 1996 was an increase in payables and accrued liabilities of $33.3 million which was offset by an increase in receivables and inventories. These increases were primarily the result of the increased sales level.

     Net cash used for investing activities for the fiscal year ended March 31, 1997 amounted to $20.4 million which was primarily used for business acquisitions, net of cash acquired (refer to Note 2 in the notes to consolidated financial statements). Net cash used for investing activities for the fiscal year ended March 31, 1996 amounted to $8.5 million which was used for capital expenditures primarily related to the Distribution Center.

     Net cash provided by financing activities for the fiscal year ended March 31, 1997 amounted to $53.1 million which was due to increased bank borrowings under the Company's credit agreement and borrowings under a subordinated loan agreement with Fairchild (refer to Note 8 in the notes to consolidated financial statements). Net cash provided by financing activities for the fiscal year ended March 31, 1996 amounted to $3.9 million which was due to increased bank borrowings under the Company's credit agreement.

     In August 1995, the Company entered into a credit agreement which provides funds for working capital, capital expenditures and potential acquisitions subject to certain conditions (refer to Note 5 in the notes to consolidated financial statements). The Company is currently investigating additional financing options to support potential acquisitions and additional working capital requirements due to the significant sales increase in the current year, as well as anticipated sales growth in the future which is attributable to the current growth in the aerospace industry. For at least the next three years, cash flows from operations along with funds available under the credit agreement and any additional financing should be adequate to finance the Company's operations. These sources should enable the Company to finance any further increases in working capital, capital expenditures and potential acquisitions. The Company is in the process of upgrading its management information systems, which will result in additional investments in hardware and software. The Company had no other material capital commitments or planned expenditures as of March 31, 1997.

SAFE HARBOR STATEMENT

     This document contains statements which, to the extent they are not historical fact, constitute forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the "Safe Harbor Acts"). All forward-looking statements involve risks and uncertainties. When used in this document, the words "expect," "believe," "anticipate," "plan" and similar expressions are intended to identify forward-looking statements. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by the Safe Harbor Acts.

     The Company cautions that such statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. Results actually achieved thus may differ materially from expected results included in these statements. The Company undertakes no obligation to republish revised forward-looking statements to reflect the occurrence of unanticipated events or circumstances after the date hereof.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    BANNER AEROSPACE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                            MARCH 31, 1997 AND 1996

                             (IN THOUSANDS)                                  1997        1996
------------------------------------------------------------------------   --------    --------
                                            ASSETS
Current Assets:
     Receivables, less allowances of $4,420 in 1997 and $3,257 in
      1996..............................................................   $ 64,382    $ 57,006
     Inventories........................................................    253,781     204,595
     Future tax benefits................................................     11,307       8,011
     Other..............................................................     11,375       2,654
                                                                           --------    --------
                                                                            340,845     272,266
                                                                           --------    --------
Property, Plant and Equipment, at cost:
     Land...............................................................        453         453
     Buildings and improvements.........................................      9,519       8,601
     Machinery and equipment............................................     19,408      14,975
                                                                           --------    --------
                                                                             29,380      24,029
     Accumulated depreciation...........................................    (14,046)    (10,921)
                                                                           --------    --------
                                                                             15,334      13,108
                                                                           --------    --------
Other Assets:
     Cost in excess of net tangible assets of purchased businesses,
      net...............................................................     33,003      28,239
     Other..............................................................      4,719       4,596
                                                                           --------    --------
                                                                             37,722      32,835
                                                                           --------    --------
          Total assets..................................................   $393,901    $318,209
                                                                           ========    ========
                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Current maturities of long-term debt...............................   $    301    $     --
     Accounts payable...................................................     38,864      42,233
     Accrued salaries...................................................      5,968       5,562
     Accrued overhaul costs.............................................      6,845       2,382
     Other..............................................................     18,209      13,067
                                                                           --------    --------
                                                                             70,187      63,244
                                                                           --------    --------
Long-Term Liabilities:
     Long-term debt, less current maturities............................    165,148     111,900
     Other..............................................................      8,371         462
                                                                           --------    --------
                                                                            173,519     112,362
                                                                           --------    --------
          Total liabilities.............................................    243,706     175,606
                                                                           --------    --------
Commitments and Contingencies (Notes 12 and 13).........................         --          --
Stockholders' Equity:
     Common stock, $1.00 par value, 30,000 shares authorized, 23,420 shares issued and outstanding in 1997 and 23,393 shares issued and
      outstanding in 1996...............................................     23,420      23,393
     Paid-in capital....................................................    113,236     113,124
     Retained earnings..................................................     13,539       6,086
                                                                           --------    --------
                                                                            150,195     142,603
                                                                           --------    --------
          Total liabilities and stockholders' equity....................   $393,901    $318,209
                                                                           ========    ========

          The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                    BANNER AEROSPACE, INC. AND SUBSIDIARIES

                         CONSOLIDATED INCOME STATEMENTS
            FOR THE FISCAL YEARS ENDED MARCH 31, 1997, 1996 AND 1995

             (IN THOUSANDS EXCEPT PER SHARE DATA)                  1997        1996        1995
--------------------------------------------------------------   --------    --------    --------
Net sales.....................................................   $389,111    $287,880    $222,384
                                                                 --------    --------    --------
Cost of goods sold............................................    279,041     209,609     153,261
Selling, general and administrative...........................     84,557      64,704      52,389
Restructuring charges.........................................         --          --      11,650
                                                                 --------    --------    --------
     Operating income.........................................     25,513      13,567       5,084
Unusual item..................................................         --          --       5,750
Interest expense, net.........................................    (13,090)    (10,972)     (9,809)
                                                                 --------    --------    --------
     Income from operations before taxes on income............     12,423       2,595       1,025
Provision for taxes:
     Federal..................................................      3,600         790         410
     State....................................................      1,130         150         110
     Foreign..................................................        240         100          30
                                                                 --------    --------    --------
                                                                    4,970       1,040         550
                                                                 --------    --------    --------
Net income....................................................   $  7,453    $  1,555    $    475
                                                                 ========    ========    ========
Earnings per common share.....................................   $   0.32    $   0.09    $   0.03
                                                                 ========    ========    ========
Weighted average number of common shares......................     23,408      18,283      18,002
                                                                 ========    ========    ========

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                    BANNER AEROSPACE, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
            FOR THE FISCAL YEARS ENDED MARCH 31, 1997, 1996 AND 1995

                                                         COMMON     PAID-IN     RETAINED
                    (IN THOUSANDS)                        STOCK     CAPITAL     EARNINGS     TOTAL
------------------------------------------------------   -------    --------    --------    --------
BALANCE, MARCH 31, 1994...............................   $18,002    $ 84,971    $  4,056    $107,029
     Net income.......................................        --          --         475         475
                                                         -------    --------    --------    --------
BALANCE, MARCH 31, 1995...............................   $18,002    $ 84,971    $  4,531    $107,504
     Exercise of stock options........................         4          17          --          21
     Acquisition of Harco.............................     5,387      28,136          --      33,523
     Net income.......................................        --          --       1,555       1,555
                                                         -------    --------    --------    --------
BALANCE, MARCH 31, 1996...............................   $23,393    $113,124    $  6,086    $142,603
     Exercise of stock options........................        27         112          --         139
     Net income.......................................        --          --       7,453       7,453
                                                         -------    --------    --------    --------
BALANCE, MARCH 31, 1997...............................   $23,420    $113,236    $ 13,539    $150,195
                                                         =======    ========     =======    ========

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                    BANNER AEROSPACE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE FISCAL YEARS ENDED MARCH 31, 1997, 1996 AND 1995

                        (IN THOUSANDS)                             1997        1996        1995
--------------------------------------------------------------   --------    --------    --------
CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
     Net income...............................................   $  7,453    $  1,555    $    475
     Adjustments to reconcile net income to net cash provided
       by (used for) operating activities:
          Depreciation and amortization.......................      4,795       3,435       2,772
          Change in receivables...............................     (5,599)    (16,270)        275
          Change in inventories...............................    (37,519)    (17,513)     18,564
          Change in payables and accrued liabilities..........      3,492      33,294      (3,640)
          Change in other accounts............................     (5,314)     (1,817)      2,385
     Adjustments to reconcile loss from discontinued
       operations to net cash provided by (used for) operating
       activities:
          Depreciation and amortization.......................         --          --         272
          Change in net assets held for sale..................         --          --        (402)
                                                                 --------    --------    --------
               Net cash provided by (used for) operating
                 activities...................................    (32,692)      2,684      20,701
                                                                 --------    --------    --------
CASH FLOWS PROVIDED BY (USED FOR) INVESTING ACTIVITIES:
     Acquisition of property, plant and equipment.............     (4,600)     (8,505)     (1,082)
     Net proceeds from divestitures...........................         --          --       9,981
     Acquisition of subsidiaries, net of cash acquired........    (15,789)         --          --
                                                                 --------    --------    --------
               Net cash provided by (used for) investing
                 activities...................................    (20,389)     (8,505)      8,899
                                                                 --------    --------    --------
CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
     Proceeds from term loans.................................     75,000      55,000          --
     Repayments of term loans.................................    (12,150)    (74,750)    (25,750)
     Borrowings from subordinated loan........................     28,000          --          --
     Net borrowings (repayments) of revolver..................    (37,908)     23,600      (2,127)
     Exercise of stock options................................        139          21          --
                                                                 --------    --------    --------
               Net cash provided by (used for) financing
                 activities...................................     53,081       3,871     (27,877)
                                                                 --------    --------    --------
NET INCREASE (DECREASE) IN CASH...............................         --      (1,950)      1,723
CASH, BEGINNING OF PERIOD.....................................         --       1,950         227
                                                                 --------    --------    --------
CASH, END OF PERIOD...........................................   $     --    $     --    $  1,950
                                                                 ========    ========    ========
SUPPLEMENTAL CASH FLOW INFORMATION:
     Interest paid............................................   $ 11,326    $  8,504    $ 11,357
     Income taxes paid (net of refunds).......................      6,854       2,188          96

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                    BANNER AEROSPACE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS OF DOLLARS EXCEPT PER SHARE DATA)

1.  SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES:

  Organization and Operations

     Prior to the initial of public offering on August 1, 1990, Banner Aerospace, Inc. (the "Company") was a wholly-owned subsidiary of The Fairchild Corporation ("Fairchild"). As a result of the initial public offering, Fairchild's indirect beneficial ownership of the Company's common stock was reduced from 100.0% to 47.2%. However, as a result of additional shares of the Company's common stock issued in connection with the acquisition of Harco, Inc. ("Harco") from Fairchild in fiscal 1996 (refer to Note 2), Fairchild became the majority owner of the Company and currently owns 59.3% of the Company's common stock.

     The Company is a leading international supplier to the aerospace industry. The Company's products are divided into three product groups: hardware, rotables and engines. Hardware includes bearings, nuts, bolts, screws, rivets and other types of fasteners. Rotables include flight data recorders, radar and navigation systems, instruments, landing gear and hydraulic and electrical components. Engines include jet engines, engine parts and engine leasing for use on both narrow and wide body aircraft and smaller engines for corporate and commuter aircraft. The Company provides a number of services such as immediate shipment of parts in aircraft on ground ("AOG") situations. The Company also provides products to original equipment manufacturers and subcontractors ("OEMs") in the aerospace industry under just-in-time ("JIT") and inventory management programs. The Company distributes its products in the United States and abroad to most of the world's commercial airlines and to air cargo carriers, as well as many OEMs, distributors, fixed-base operations, corporate aircraft operators and other aerospace and non-aerospace companies.

  Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of all the Company's subsidiaries including the following operating subsidiaries:

Adams Industries, Inc.               Georgetown Jet Center, Inc.
Aerospace Bearing Support, Inc.      Harco, Inc.
Aircraft Bearing Corporation         Matrix Aviation, Inc.
BAI, Inc.                            NASAM Incorporated
Banner Aerospace-Singapore, Inc.     PacAero
Banner Distribution, Inc.            PB Herndon Company
Burbank Aircraft Supply, Inc.        Professional Aviation Associates, Inc.
DAC International, Inc.              Solair, Inc.
Dallas Aerospace, Inc.

     All significant intercompany accounts and transactions between the consolidated subsidiaries have been eliminated.

  Inventories

     Inventories consist of finished goods and are stated at the lower of cost or market. The Company's subsidiaries use various cost methods for inventory including average cost, specific identification and first-in, first-out ("FIFO").

  Property, Plant and Equipment

     For financial reporting purposes, the policy of the Company is to provide for depreciation of property, plant and equipment, principally by the straight-line method, at annual rates sufficient to amortize the cost of

                    BANNER AEROSPACE, INC. AND SUBSIDIARIES

1. SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED) the assets during their estimated useful lives. For tax purposes, the Company generally uses accelerated depreciation methods.

     Major classes of assets and their depreciable lives are as follows:

    Buildings and improvements............................................  10-33 1/3 Years
    Machinery and equipment...............................................  3-10 Years

     Maintenance and repair expenditures are charged to expense as incurred, and expenditures for significant improvements and major renewals are capitalized. The carrying amounts of assets which are sold or retired and the related accumulated depreciation are removed from the accounts in the year of disposal, and any resulting gains or losses are reflected in income. Such gains and losses were not significant in fiscal 1997, 1996 or 1995.

  Long-Lived Assets

     In fiscal 1997, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS No. 121"). SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used for long-lived assets and certain identifiable intangibles to be disposed of. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and that certain long-lived assets and identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. The adoption of SFAS No. 121 did not have a material impact on the Company's consolidated results of operations.

  Fair Value of Financial Instruments

     Financial instruments are defined as cash, evidence of an ownership interest in an entity, or a contract that imposes an obligation to deliver cash or other financial instruments to a second party. The carrying amounts of current assets and current liabilities in the accompanying financial statements approximate fair value due to the short maturity of these instruments. Long-term debt approximates fair value at March 31, 1997, as the majority of debt bears a variable interest rate.

  Revenue Recognition

     Sales and related cost of sales are recognized primarily upon shipment of products and performance of services. Sales and related cost of sales on long-term contracts are recognized as products are delivered and services are performed, determined by the percentage of completion method based on the relationship of costs incurred to date to estimated total costs under the respective contracts. Lease revenue is recognized as earned.

  Amortization

     The amounts included in the accompanying consolidated balance sheets as "Cost in excess of net tangible assets of purchased businesses, net" are primarily amortized over 40 years. Amortization expense was $912, $575 and $545 in fiscal 1997, 1996 and 1995, respectively. Accumulated amortization at March 31, 1997 and 1996 was $7,637 and $6,725, respectively.

                    BANNER AEROSPACE, INC. AND SUBSIDIARIES

1. SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED) Earnings Per Common Share

     Earnings per common share was calculated based on net income divided by the weighted average shares outstanding. Stock options were excluded from the calculation of earnings per common share as they were not materially dilutive (refer to Note 14).

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

  Reclassifications

     Certain amounts in fiscal 1996 and 1995 have been reclassified to conform to the fiscal 1997 presentation.

  Recently Issued Accounting Standards

     In February 1997, Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128") was issued. SFAS No. 128 requires presentation of basic earnings per share and diluted earnings per share and supersedes or amends all previous earnings per share presentation requirements. Basic earnings per share will be based on income available to common shareholders divided by the weighted average number of common shares outstanding. Diluted earnings per share is also based on income available to common shareholders divided by the sum of the weighted average number of common shares outstanding and all potential common shares which are dilutive. SFAS No. 128 is effective for fiscal years ending after December 15, 1997. Earlier adoption is not allowed. The Company is currently analyzing the impact on its future earnings per share presentations.

2.  ACQUISITIONS:

     On January 16, 1997, the Company, through its subsidiary, Dallas Aerospace, Inc., consummated the acquisition of PB Herndon Company ("PB Herndon") by acquiring 100.0% of the outstanding stock of PB Herndon from the shareholders of PB Herndon ("Sellers"), effective October 1996. PB Herndon, located near St. Louis, Missouri, is a distributor of specialty fasteners and other aerospace related components. At closing, the cash purchase price of $14,700 was paid to the Sellers. The purchase price was based upon PB Herndon's net assets as of September 30, 1996 plus capital contributions made by the Sellers after August 31, 1996. In addition, the Company loaned $1,300 to PB Herndon to repay loans made from the Sellers to PB Herndon. To finance the acquisition of PB Herndon, the Company borrowed $16,000 under a subordinated loan agreement (see Note 8) from RHI Holdings, Inc. ("RHI"), which is a wholly-owned subsidiary of Fairchild. This acquisition was accounted for using the purchase method of accounting. The excess of the purchase price over the net tangible assets acquired is being amortized over 40 years.

     In March 1996, the Company acquired Harco from Fairchild. Harco is an authorized stocking distributor of precision fasteners to the aerospace industry and is located in El Segundo, California. The acquisition of Harco was effected through the issuance of 5,386,477 shares of the Company's common stock in exchange for 100.0% of the outstanding shares of Harco. The issuance of the Company's common stock was based on an average price per share of $6.075 resulting in a total value of $32,723. This acquisition was accounted for using the purchase method of accounting as applied to simultaneous common control mergers. The excess of the purchase price over the net tangible assets acquired is being amortized over 40 years. The results of operations

                    BANNER AEROSPACE, INC. AND SUBSIDIARIES

2.  ACQUISITIONS -- (CONTINUED)
of Harco have been included in the consolidated results as of March 1, 1996. As a result of the transaction, Fairchild, which previously owned 47.2% of the Company's common stock, currently owns 59.3% of the Company's common stock.

     The following unaudited supplemental pro forma information has been prepared from the consolidated financial records of the Company, Harco and PB Herndon. This unaudited supplemental pro forma information is presented for informational purposes only and is not necessarily indicative of what combined earnings and results of operations would have been had the Company acquired Harco and PB Herndon at the beginning of the periods presented, nor is such information intended necessarily to be indicative of the future results of operations that may occur.

                  UNAUDITED SUPPLEMENTAL PRO FORMA INFORMATION
               FOR THE FISCAL YEARS ENDED MARCH 31, 1997 AND 1996
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                         1997        1996
                                                                       --------    --------
    Net sales.......................................................   $396,585    $331,296
    Gross profit....................................................    112,500      92,768
    Income from operations before interest and taxes................     26,231      18,497
    Net income......................................................      7,682       4,066
    Earnings per common share.......................................   $   0.33    $   0.17
    Weighted average shares outstanding.............................     23,408      23,393

There were no acquisitions in fiscal 1995.

3.  DISCONTINUED OPERATIONS:

     In January 1995, the Company sold the operations of AJ Aerospace Services, Inc., Austin Jet Corporation and Barcel Wire and Cable Corp. ("Discontinued Subsidiaries") for net proceeds of $9,981. The Discontinued Subsidiaries had sales of approximately $28,950 in fiscal 1995. The reserve recorded in fiscal 1994 was adequate to cover all losses incurred in fiscal 1995 as a result of the divestitures of the Discontinued Subsidiaries. Interest expense allocated to the Discontinued Subsidiaries was based upon the ratio of the Discontinued Subsidiaries' net assets to the total Company's net assets plus debt. Interest expense allocated to the Discontinued Subsidiaries was $1,063 in fiscal 1995.

4.  RESTRUCTURING CHARGES AND UNUSUAL ITEM:

     In fiscal 1995, the Company developed strategic initiatives to reduce the Company's cost structure and planned to open a distribution center in Salt Lake City, Utah ("Distribution Center") to house a substantial portion of the Company's hardware inventory and to enable the Company to reduce the cost of inventory storage and handling. In anticipation of this move, the Company performed an analysis of its inventory and determined that it would not be economical to move all inventories to the Distribution Center. As a result, the Company recorded non-cash restructuring charges of $11,650 in fiscal 1995. Certain inventories in the hardware group were scrapped to avoid unnecessary incremental relocation costs. The restructuring charges also resulted from a fundamental change in the industry which caused the devaluation of certain Stage 2 rotable inventories. Stage 2 aircraft are older generation aircraft which do not comply with lower noise levels of Stage 3 aircraft established by the Federal Aviation Administration ("FAA"). Scrapping and devaluating of the inventories related to the restructuring charges were completed as of the end of fiscal 1997.

                    BANNER AEROSPACE, INC. AND SUBSIDIARIES

4.  RESTRUCTURING CHARGES AND UNUSUAL ITEM -- (CONTINUED)
     In November 1993, one of the Company's warehouses located in Carrollton, Texas was damaged by a wind and rain storm. In January 1995, the Company received from its insurance companies an aggregate settlement which included $4,200 relating to the business interruption income recorded by the Company during fiscal 1995 and 1994. In fiscal 1995, the Company also recorded a non-recurring unusual item of $5,750 representing insurance proceeds in excess of cost of damaged property.

5.  NOTES PAYABLE AND LONG-TERM DEBT:

     At March 31, 1997 and 1996, notes payable and long-term debt consisted of the following:

                                                                                    WEIGHTED
                                                                                     AVERAGE
                                                                                    INTEREST
                                                                                      RATES
                                                                                  -------------
                                                            1997        1996      1997     1996
                                                          --------    --------    ----     ----
    Senior bank loans:
         Term..........................................   $114,350    $ 51,500    9.2%     9.3%
         Revolver......................................     19,900      60,400    9.2      9.3
    Subordinated loan..................................     28,000          --    8.4      --
    Other debt.........................................      2,419          --    7.0      --
    Capital leases.....................................        780          --    8.4      --
                                                          --------    --------    ----     ----
                                                           165,449     111,900    9.1%     9.3%
                                                                                  ====     ====
         Less: Current maturities......................        301       --
                                                          --------    --------
         Net long-term debt............................   $165,148    $111,900
                                                          ========    ========

     On August 2, 1995, the Company entered into a credit agreement ("Credit Agreement") that provides for working capital and potential acquisitions. On July 1, 1996, the Company amended the Credit Agreement ("Amended and Restated Credit Agreement") to provide additional financing, as well as require that loans made to the Company will not exceed a defined borrowing base which is based upon a percentage of eligible inventories and accounts receivables. On December 12, 1996, the Company amended the Amended and Restated Credit Agreement ("Second Amended and Restated Credit Agreement") to provide additional financing and approve the incurrences of subordinated debt and certain acquisitions. The facility under the Second Amended and Restated Credit Agreement includes (i) a $55,000 six-year term loan ("Term Loan"); (ii) a $30,000 seven-year term loan ("Tranche B Loan"); (iii) a $40,000 six-year term loan ("Tranche C Loan"); and
(iv) a $71,500 six-year revolving credit facility ("Revolver"). On March 31, 1997, the Company borrowed $40,000 under the Tranche C Loan. The Term Loan, Tranche B Loan and Tranche C Loan require certain semi-annual payments which commence on February 1, 1996, February 1, 1997 and August 1, 1997, respectively. The Term Loan and Revolver bear interest at prime plus 1 1/4% or London Interbank Offered Rate ("LIBOR") plus 2 1/2%. The interest rate under the Term Loan and Revolver may increase by 1/4% or decrease by up to 1.0% based upon certain performance criteria. The Tranche B Loan bears interest at prime plus
1 3/4% or LIBOR plus 3.0%. The interest rate for the Tranche C Loan is initially prime plus 1 1/2% or LIBOR plus 2 3/4%. The interest rate under the Tranche C Loan may decrease by 1/4% if the Company meets certain performance criteria. On March 31, 1997, the Company's performance level resulted in borrowings under the Term Loan and Revolver bearing interest at prime plus 3/4% and LIBOR plus 2.0% for the quarter ending June 30, 1997. The Revolver is subject to a nonuse fee of 55 basis points of the unused availability. The Second Amended and Restated Credit Agreement contains certain financial and nonfinancial covenants which the Company is required to meet on a quarterly basis. The financial covenants include a minimum net worth, and minimum ratios of interest coverage, fixed charges and debt to earnings before interest, taxes, depreciation and amortization. The Company also has certain limitations on the incurrence of additional debt and has

                    BANNER AEROSPACE, INC. AND SUBSIDIARIES

5. NOTES PAYABLE AND LONG-TERM DEBT -- (CONTINUED) restrictions on dividends and distributions on the capital stock of the Company in that the aggregate amount of such dividends and distributions may not exceed $150 in any fiscal year. At March 31, 1997, the Company was in compliance with all covenants under the Second Amended and Restated Credit Agreement. Substantially all of the Company's assets are pledged as collateral under the Second Amended and Restated Credit Agreement.

     In September 1995, the Company entered into several interest rate hedge agreements ("Hedge Agreements") to manage its exposure to increases in interest rates on its floating rate debt. The Company entered into the Hedge Agreements with two of its major lenders to provide interest rate protection on $60,000 of debt for a period of five years. Effectively, the Hedge Agreements provide for a LIBOR cap of 7.0% if the 90 day LIBOR exceeds 7.0%. If the 90 day LIBOR drops below the LIBOR floor of 5.0%, the Company will be required to pay interest at a floor rate of approximately 6.0%. The above rates exclude any spread above LIBOR. No cash outlay was required as the cost of the cap was offset by the sale of the floor.

     In November 1996, the Company entered into an additional hedge agreement ("Additional Hedge Agreement") with one of its major lenders to provide interest rate protection on an additional $20,000 of debt for a period of three years. Effectively, the Additional Hedge Agreement provides for a cap of 7 1/4% if the 90 day LIBOR exceeds 7 1/4%. If the 90 day LIBOR drops below 5.0%, the Company will be required to pay interest at a floor rate of approximately 6.0%. No cash outlay was required to obtain the Additional Hedge Agreement as the cost of the cap was offset by the sale of the floor.

     The Company recognizes interest expense under the provisions of the Hedge Agreements and Additional Hedge Agreement based on the fixed rate. The Company is exposed to credit loss in the event of non-performance by the lenders, however, such non-performance is not anticipated.

     At March 31, 1997 and 1996, the Company had unused bank lines of credit aggregating $51,600 and $10,287, respectively. No cash balances were subject to withdrawal restrictions. At March 31, 1997 and 1996, the Company had outstanding letters of credit of $472 and $813, respectively.

     The Company obtained an unsecured subordinated loan agreement ("Subordinated Loan") from RHI to provide funds for acquisitions and any necessary future working capital requirements of the acquired companies (refer to Note 8).

     Other fiscal 1997 debt includes an unsecured demand promissory note ("Promissory Note") from RHI which was repaid in March 1997 (refer to Note 8) and a mortgage on the Distribution Center building located in Salt Lake City, Utah. The mortgage, which commenced on August 7, 1996, bears interest at 7.6% per annum for a period of 20 years. As of March 31, 1997, the balance outstanding on the mortgage was $2,419. The Company has various capital leases for property, plant and equipment which are used for its operations (refer to Note 12).

     Principal payments on long-term debt obligations other than the senior bank loans are anticipated to be as follows: $28,057 for fiscal 1998, $61 for fiscal 1999, $66 for fiscal 2000, $71 for fiscal 2001, $77 for fiscal 2002 and $2,087 thereafter. Scheduled reductions in the availability under the Second Amended and Restated Credit Agreement are as follows: $8,200 for fiscal 1998, $9,200 for fiscal 1999, $9,700 for fiscal 2000, $12,700 for fiscal 2001, $28,100 for fiscal
2002 and $126,750 thereafter.

     The debt that would otherwise be classified as a current liability will subsequently be repaid through an increase in the Revolver, which is not due until 2002. As such, the majority of the current payments are reflected as long-term debt in the accompanying consolidated balance sheets due to this refinancing strategy.

                    BANNER AEROSPACE, INC. AND SUBSIDIARIES

6.  INCOME TAXES:

     The components of income tax expense (benefit) for the fiscal years ended March 31, 1997, 1996 and 1995 were as follows:

                                                                 1997       1996       1995
                                                                -------    -------    -------
    Current:
         Federal.............................................   $ 6,896    $ 3,261    $(5,053)
         State...............................................     1,130        150        110
         Foreign.............................................       240        100         30
                                                                -------    -------    -------
                                                                  8,266      3,511     (4,913)
    Deferred.................................................    (3,296)    (2,471)     5,463
                                                                -------    -------    -------
         Total income tax expense............................   $ 4,970    $ 1,040    $   550
                                                                =======    =======    =======

     The following is a reconciliation of the federal income tax at the statutory rate to federal income tax expense (benefit) from operations for the fiscal years ended March 31, 1997, 1996 and 1995:

                                                                     1997     1996     1995
                                                                    ------    -----    -----
    Federal income tax at the statutory rate.....................   $4,348    $ 880    $ 350
    Goodwill amortization........................................      318      200      140
    Foreign Sales Corporation....................................     (456)    (200)    (260)
    State taxes..................................................     (353)     (51)     (37)
    Other, net...................................................     (257)     (39)     217
                                                                    ------    -----    -----
    Provision for federal income taxes...........................   $3,600    $ 790    $ 410
                                                                    ======    =====    =====

     The net deferred tax assets consisted of the following components at March 31, 1997 and 1996:

                                                                          1997       1996
                                                                         -------    -------
    Deferred tax assets:
         Inventories..................................................   $ 5,432    $ 4,062
         Capital loss.................................................     2,787      2,486
         Accounts receivable..........................................     2,206      1,095
         Compensation.................................................     1,036      1,128
         Other deferred tax assets, net...............................     2,888      2,310
                                                                         -------    -------
    Total deferred tax assets.........................................    14,349     11,081
    Valuation reserve.................................................    (2,787)    (2,486)
    Total deferred tax liabilities....................................      (255)      (584)
                                                                         -------    -------
    Net deferred tax assets...........................................   $11,307    $ 8,011
                                                                         =======    =======

     Domestic income taxes, less available credits, are provided on the unremitted income of foreign subsidiaries and affiliated companies, to the extent that such earnings are intended to be repatriated. No domestic income taxes or foreign withholding taxes are provided on the undistributed earnings of foreign subsidiaries and affiliates, which are considered permanently invested, or which would be offset by allowable foreign tax credits. At March 31, 1997, the amount of domestic taxes payable upon distribution of such earnings was not significant.

     In the opinion of management, an adequate provision has been made for all income taxes and interest, and any liability that may arise for prior periods will not have a material effect on the financial condition or results of operations of the Company.

                    BANNER AEROSPACE, INC. AND SUBSIDIARIES

7.  PENSIONS:

     The Company and its subsidiaries have a defined contribution plan covering eligible employees. The majority of the benefits and current contributions are derived from an amount equal to a defined percentage of annual compensation or a defined percentage of operating profit. Pension expense for fiscal 1997, 1996 and 1995 was $625, $445 and $388, respectively.

     During fiscal 1995, the Company adopted a Supplemental Executive Retirement Plan for the benefit of the executive officers which provides a retirement benefit based on final average earnings and years of service. The Plan provides a maximum retirement benefit equal to the difference between sixty percent of the participant's average base salary for the last five years of employment and the participant's primary Social Security benefit. The expenses for the Plan were $140, $165, and $171 for fiscal 1997, 1996 and 1995, respectively.

8.  RELATED PARTY TRANSACTIONS:

     On December 20, 1996, the Company entered into the Subordinated Loan agreement with RHI. The purpose of the Subordinated Loan is to provide funds for acquisitions and any necessary future working capital requirements of the acquired companies. The Subordinated Loan bears interest at 10.0% per annum for the period commencing on the date of the initial drawing and continuing for a period of six months from the initial draw date. Thereafter, the Subordinated Loan bears interest at 11.2% per annum. The principal and accrued interest are deferred until the maturity date of November 15, 2003 subject to certain accelerations under the Subordinated Loan agreement. A commitment fee will be accrued and payable on the last day of each month based on the balance outstanding. The commitment fee will be equal to 1.5% per annum for six months from the initial draw date and 3.0% per annum thereafter. As of March 31, 1997, the Company borrowed $28,000 under the Subordinated Loan to fund the purchase of PB Herndon and other working capital requirements. Interest expense for the fiscal year ended March 31, 1997 was $610.

     On October 17, 1996, the Company borrowed $5,000 from RHI, under an unsecured demand promissory note ("Promissory Note"). Under the terms of the Promissory Note, the Company could select interest periods up to six months with an interest rate during each such interest period determined at LIBOR plus the Applicable LIBOR Margin as defined in the Second Amended and Restated Credit Agreement, less 80 basis points. The Company had the ability to borrow and repay the Promissory Note at any time subject to restrictions under the Second Amended and Restated Credit Agreement. The Promissory Note was repaid in March 1997. Interest paid to RHI totaled $156.

     The Company is a party to several agreements with Fairchild which provide for various methods of expense sharing related to combined sales and marketing efforts in foreign countries. For the fiscal year ended March 31, 1997, the Company had contributed less than $125 under these agreements. In addition, Fairchild and the Company would share commission income to the extent commissions exceed expenses. No such commissions have been received to date.

     The Company paid to Fairchild and its affiliates $1,246, $456 and $276 during fiscal 1997, 1996 and 1995, respectively, for various expenses such as rent, tax, legal and communication services. All services are and have been in the ordinary course of business and were included in selling, general and administrative expenses.

     The Company had sales of products to Fairchild of $122, $48 and $28 and purchases of products from Fairchild of $9,384, $5,522 and $4,814 in fiscal 1997, 1996 and 1995, respectively, all in the ordinary course of business.

                    BANNER AEROSPACE, INC. AND SUBSIDIARIES

9.  QUARTERLY FINANCIAL DATA (UNAUDITED):

     The following quarterly financial data has been prepared from the financial records of the Company without audit, and reflects all adjustments which, in the opinion of management, were of a normal recurring nature and necessary for a fair presentation of the results of operations for the interim periods presented.

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1997

                                                                        QUARTERS ENDED
                                                    ------------------------------------------------------
                                                    JUNE 30,    SEPTEMBER 30,    DECEMBER 31,    MARCH 31,
                                                      1996          1996             1996          1997
                                                    --------    -------------    ------------    ---------
Net sales........................................   $ 94,276       $84,107         $ 96,986      $ 113,742
Gross profit.....................................     25,202        25,593           26,312         32,963
Income from operations before interest and
  taxes..........................................      4,859         5,981            6,073          8,600
Net income.......................................      1,317         1,664            1,613          2,859
Earnings per common share........................   $   0.06       $  0.07         $   0.07      $    0.12

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1996

                                                                        QUARTERS ENDED
                                                    ------------------------------------------------------
                                                    JUNE 30,    SEPTEMBER 30,    DECEMBER 31,    MARCH 31,
                                                      1995          1995             1995          1996
                                                    --------    -------------    ------------    ---------
Net sales........................................   $ 60,633       $66,490         $ 72,022       $88,735
Gross profit.....................................     17,621        19,702           19,358        21,590
Income from operations before interest and
  taxes..........................................      3,747         4,349            2,763         2,708
Net income.......................................        712           732               62            49
Earnings per common share........................   $   0.04       $  0.04         $     --       $  0.01

10.  BUSINESS SEGMENTS:

     The Company operates in only one reportable business segment.

     Export sales by geographic area for the fiscal years ended March 31, 1997, 1996 and 1995 were as follows:

                                                                 1997       1996       1995
                                                               --------    -------    -------
    Europe..................................................   $ 34,922    $29,797    $23,252
    Asia (excluding Japan)..................................     25,790     18,557     14,090
    Canada..................................................     20,516     13,803      7,446
    Japan...................................................     15,672     13,006     15,887
    Australia...............................................      7,044      5,585      4,286
    South America...........................................      4,013      3,950      2,463
    Other...................................................      6,008      7,490      7,048
                                                               --------    -------    -------
                                                               $113,965    $92,188    $74,472
                                                               ========    =======    =======

     Operating margins attributable to foreign sales were not materially different from operating margins attributable to domestic sales. The Company has no significant assets located in the geographic areas listed above.

                    BANNER AEROSPACE, INC. AND SUBSIDIARIES

11.  VALUATION AND QUALIFYING ACCOUNTS AND RESERVES:

     Changes in the allowance for doubtful accounts for the fiscal years ended March 31, 1997, 1996 and 1995 were as follows:

                                                                  1997       1996       1995
                                                                 -------    -------    ------
    Beginning balance.........................................   $ 3,257    $ 2,432    $2,352
         Charged to expense...................................     2,009      1,990       546
         Write offs, net of recoveries........................    (1,046)    (1,438)     (466)
         Other................................................       200        273        --
                                                                 -------    -------    ------
    Ending balance............................................   $ 4,420    $ 3,257    $2,432
                                                                 =======    =======    ======

     In fiscal 1997, the other reserve of $200 represents an accrual transferred to the allowance for doubtful accounts. In fiscal 1996, the other reserve of $273 represents the allowance for doubtful accounts balance of Harco on the date of acquisition.

12.  LEASES:

     The Company leases certain of its facilities and equipment under capital and operating leases. The following is an analysis of assets under capital leases included in property, plant and equipment at March 31, 1997. There were no capital leases at March 31, 1996.

                                    DESCRIPTION
            ------------------------------------------------------------
            Machinery and equipment.....................................   $ 981
            Accumulated depreciation....................................    (193)
                                                                           -----
                                                                           $ 788
                                                                           =====

     The following represents future minimum operating and capital lease commitments at March 31, 1997:

                                                                          OPERATING    CAPITAL
                                                                           LEASES      LEASES
                                                                          ---------    -------
    1998...............................................................    $ 3,496      $ 310
    1999...............................................................      3,037        308
    2000...............................................................      2,295        228
    2001...............................................................      1,999         26
    2002 and thereafter................................................      4,083       --
                                                                          ---------    -------
                                                                           $14,910        872
                                                                           =======
         Amount representing interest..................................                   (92)
                                                                                       -------
         Present value of capital lease obligation ....................                 $ 780
                                                                                        =====

     Total rental expenses for the fiscal years ended March 31, 1997, 1996 and 1995 were $4,455, $2,993 and $2,664, respectively.

13.  CONTINGENCIES:

     The Company is involved in various claims and lawsuits incidental to its operations. In the opinion of management, the ultimate resolution of these claims and lawsuits will not have a material adverse effect on the operating results or financial position of the Company.

                    BANNER AEROSPACE, INC. AND SUBSIDIARIES

14.  STOCK OPTIONS:

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

     On September 13, 1996, the stockholders approved the 1996 Non-Employee Director Stock Option Plan (the "NED Stock Option Plan"). The Company has reserved for issuance 150,000 shares of Common Stock under the NED Stock Option Plan which terminates in the year 2006. However, all stock options outstanding as of May 29, 2006 shall continue to be exercisable pursuant to their terms. The option price is payable in cash or, with the approval of the stock option committee of the Board of Directors, in shares of Common Stock, valued at fair market value at the time of exercise. All options are for a term of five years and vest immediately upon issuance of the grant. Each newly elected non-employee director shall be granted an option for 5,000 shares of Common Stock and on the date of each succeeding annual meeting, each non-employee director elected at such meeting shall be granted an option for 1,000 shares of Common Stock. On September 13, 1996, all eight non-employee directors were each granted an option for 5,000 shares of Common Stock. Stock options granted to non-employee directors prior to the approval of the NED Stock Option Plan were not granted under a formal stock option plan.

     Stock option activity under the 1990 Stock Option Plan, the NED Stock Option Plan and non-employee director options granted outside a formal stock option plan is as follows:

                                             1997                     1996                     1995
                                    ----------------------    ---------------------    --------------------
                                                  WEIGHTED                 WEIGHTED                WEIGHTED
                                                  AVERAGE                  AVERAGE                 AVERAGE
                                                  EXERCISE                 EXERCISE                EXERCISE
                                      SHARES       PRICE       SHARES       PRICE       SHARES      PRICE
                                    ----------    --------    ---------    --------    --------    --------
Outstanding at beginning of
  year...........................      696,700     $ 5.01       907,300     $ 5.20      668,100     $ 5.23
Granted..........................      407,250     $ 7.19       275,000     $ 4.88      256,000     $ 5.13
Exercised........................      (26,833)    $ 5.16        (4,200)    $ 5.13           --      --
Terminated.......................      (21,417)    $ 6.17       (45,800)    $ 5.01      (16,800)    $ 5.13
Expired..........................           --      --         (435,600)    $ 5.33           --      --
                                    ----------                ---------                --------
Outstanding at end of year.......    1,055,700     $ 5.82       696,700     $ 5.01      907,300     $ 5.20
                                     =========                =========                ========
Exercisable at end of year.......      458,355     $ 5.44       221,819     $ 5.05      421,825     $ 5.28
                                     =========                =========                ========
Weighted average fair value of
  options granted................   $     3.15                $    2.07                $   2.25
                                     =========                =========                ========

     At March 31, 1997, 948,700 of the 1,055,700 options outstanding relate to the 1990 Stock Option Plan and have exercise prices between $4.75 and $9.38 per share, with a weighted average exercise price of $5.79 and a weighted average remaining contractual life of 5.2 years. 351,355 of these options are exercisable. The remaining 107,000 options relate to the NED Stock Option Plan and non-employee director options granted

                    BANNER AEROSPACE, INC. AND SUBSIDIARIES

14.  STOCK OPTIONS -- (CONTINUED)
outside a formal stock option plan and have exercise prices between $4.63 and $8.13 per share, with a weighted average exercise price of $6.59 and a weighted average remaining contractual life of 3.2 years. All of these options are exercisable.

     In October 1995, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") was issued. SFAS No. 123 is effective for fiscal years beginning after December 15, 1995. SFAS No. 123 encourages companies to adopt the fair value method for compensation expenses recognition related to employee stock options. Existing accounting requirements of Accounting Principles Board Opinion No. 25 ("APB No. 25") use the intrinsic value method in determining compensation expense which represents the excess of the market price of the stock over the exercise price on the measurement date. The Company elected to remain under APB No. 25 rules for stock options, under which no compensation cost has been recognized, and is required to provide pro forma disclosures of what net income and earnings per share would have been had the Company adopted the new fair value method for recognition purposes. The following information is presented as if the Company had adopted SFAS No. 123 and restated its results for the fiscal years ended March 31, 1997 and 1996:

                                                                            1997      1996
                                                                           ------    ------
    Net income:
         As reported....................................................   $7,453    $1,555
         Pro forma......................................................   $7,119    $1,555
    Earnings per common share:
         As reported....................................................   $ 0.32    $ 0.09
         Pro forma......................................................   $ 0.31    $ 0.09

     For the above information, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in fiscal 1997 and 1996: expected volatility of 37.0%, expected lives of 5 years, a risk free interest rate ranging from 5.8% to 7.2% and a zero expected dividend rate.

     Because the SFAS No. 123 method of accounting has not been applied to options granted prior to April 1, 1995, the above pro forma amounts may not be representative of the compensation costs to be expected in future years.

15.  SUBSEQUENT EVENTS:

     In May 1997, the Company submitted to the Company's shareholders for approval the acquisition from RHI of a business consisting of two companies: (i) Fairchild Scandinavian Bellyloading Company AB ("FSBC"), a designer and manufacturer of patented cargo loading systems which are installed in the cargo area of commercial aircraft, enabling cargo to be loaded rapidly and efficiently, and (ii) Scandinavian Bellyloading International, Inc. ("SBIC", and together with FSBC, the "Bellyloading Companies"), engaged in sales and marketing of FSBC's cargo loading systems in the United States. If this acquisition is completed, the Company will initially issue 230,000 shares of its common stock increasing Fairchild's control position in the Company from 59.3% to approximately 59.7% of the voting power of the Company. The Company will maintain a right to rescind its purchase of the Bellyloading Companies if the Bellyloading Companies fail to meet certain earnings before tax targets. For accounting purposes, the acquisition will occur once this contingency period expires and the right to rescind the transaction is not exercised. Until the expiration of this rescission right, the Company will record its profits or losses from managing the Bellyloading Companies based on the stock exchange agreement. If the rescission right is not utilized by the Company, the percentage of the Company owned by Fairchild may increase based upon the purchase price as ultimately adjusted, but

                    BANNER AEROSPACE, INC. AND SUBSIDIARIES

15.  SUBSEQUENT EVENTS: -- (CONTINUED)
not to exceed 1,500,000 shares of common stock. The Company's acquisition of the Bellyloading Companies would enhance the Company's reputation as a leading international distributor to the aerospace industry. Consummation of this acquisition is subject to the satisfaction of certain conditions. RHI has a right to terminate this transaction if it sells the Bellyloading Companies to a third party by reason of an unsolicited offer, provided that RHI pays a reasonable termination fee and the Company's out-of-pocket expenses. As of June 23, 1997, the acquisition had not been consummated.

     In June 1997, the Company's shareholders approved the following changes to the Company's capital structure: (i) the total number of shares of capital stock which the Company has the authority to issue were increased from 30,000,000 to 60,000,000; (ii) the number of authorized shares of the Company's common stock were increased from 30,000,000 to 50,000,000; and (iii) a new class of Preferred Stock, par value $0.01 per share was created , and the Company was given the authority to issue 10,000,000 shares of such Preferred Stock (collectively, the "Charter Amendments"). In May 1997, and in conjunction with the Charter Amendments, the Company issued rights to its existing shareholders pursuant to which each shareholder had the right to acquire one share of the newly established 7.5% convertible Preferred Stock for every 4.5 shares owned. Fairchild signed a commitment to subscribe for its pro rata share of such newly established Preferred Stock. On June 18, 1997, the Company received subscriptions for 3,710,955 shares of Preferred Stock or $34,140,786. By virtue of this transaction, Fairchild's beneficial ownership of the Company increased from 59.3% to approximately 62.6%. The proceeds received from the rights offering will be used to reduce outstanding debt.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors,
Banner Aerospace, Inc.:

     We have audited the accompanying consolidated balance sheets of Banner Aerospace, Inc. (a Delaware corporation) and Subsidiaries as of March 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended March 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Banner Aerospace, Inc. and Subsidiaries as of March 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1997, in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

Washington, D.C.
May 16, 1997 (Except with respect to the matters discussed in Note 15, as to which the date is June 25, 1997).

ITEM 9.  DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

     Part III is omitted inasmuch as the Company intends to file with the Securities and Exchange Commission within 120 days of the close of its fiscal year ended March 31, 1997, a definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

     (a)          (1)   The following consolidated financial statements are included in Part II,
                          Item 8:
                        Report of Independent Public Accountants
                        Balance Sheets -- March 31, 1997 and 1996
                        Statements of Income and Stockholders' Equity -- For the Years Ended March
                          31, 1997, 1996 and 1995
                        Statements of Cash Flows -- For the Years Ended March 31, 1997, 1996 and
                          1995
                        Notes to Financial Statements -- For the Years Ended March 31, 1997, 1996
                          and 1995
                        Supplementary Financial Information
                  (2)   All schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements including notes thereto
                  (3)   Exhibits
      3           (a)   Certificate of Incorporation of Banner Aerospace, Inc. is incorporated herein by reference to Exhibit 3(a) included in the Registration Statement
                          No. 33-34775 on Form S-1 effective July 26, 1990
                  (b)   Certificate of Merger of Banner Aerospace, Inc. filed March 5, 1990 is incorporated herein by reference to Exhibit 3(b) included in the
                          Registration Statement No. 33-34775 on Form S-1 effective July 26, 1990
                  (c)   Certificate of Amendment of Certificate of Incorporation of Banner
                          Aerospace, Inc. filed June 14, 1990 is incorporated herein by reference to
                          Exhibit 3(c) included in the Registration Statement No. 33-34775 on Form
                          S-1 effective July 26, 1990
                  (d)   Certificate of Amendment of Certificate of Incorporation of Banner
                          Aerospace, Inc. filed June 18, 1990 is incorporated herein by reference to
                          Exhibit 3(d) included in the Registration Statement No. 33-34775 on Form
                          S-1 effective July 26, 1990
                  (e)   Certificate of Amendment of Certificate of Incorporation of Banner
                          Aerospace, Inc. filed June 19, 1990 is incorporated herein by reference to
                          Exhibit 3(e) included in the Registration Statement No. 33-34775 on Form
                          S-1 effective July 26, 1990
                  (f)   Amended and Restated Bylaws of Banner Aerospace, Inc. is incorporated herein by reference to Exhibit 3(f) included in the Registration Statement No.
                          33-34775 on Form S-1 effective July 26, 1990
                  (g)   Restated Certificate of Amendment of Certificate of Incorporation of Banner
                          Aerospace, Inc. filed June 18, 1990 is incorporated herein by reference to
                          Exhibit 3(a) included in the quarterly report on Form 10-Q dated September
                          4, 1990
      4           (a)   Specimen of Definitive Common Stock Certificate is incorporated herein by reference to Exhibit 4(b) included in the Registration Statement No.
                          33-34775 on Form S-1 effective July 26, 1990

                  (b)   Certificates for the Preferred Stock subscribed for in the Rights Offering by Banner Aerospace, Inc., filed February 24, 1997 is incorporated herein by reference to the Registration Statement No. 333-22275 on Form S-3
                          effective May 13, 1997
                  (c)   Amendment No. 1 to Certificates for the Preferred Stock subscribed for in the Rights Offering by Banner Aerospace, Inc., filed April 29, 1997 is incorporated herein by reference to the Registration Statement No.
                          333-22275 on Form S-3 effective May 13, 1997
                  (d)   Amendment No. 2 to Certificates for the Preferred Stock subscribed for in the Rights Offering by Banner Aerospace, Inc., filed May 12, 1997 is incorporated herein by reference to the Registration Statement No.
                          333-22275 on Form S-3 effective May 13, 1997
   10(i)          (a)   License Agreement between The Fairchild Corporation and Banner Aerospace,
                          Inc. is incorporated herein by reference to Exhibit 10(i)(c) included in the Annual Report on Form 10-K dated June 28, 1991
                  (b)   Tax Indemnity Agreement between The Fairchild Corporation, Banner Aerospace
                          Holding Company I, Inc. and Banner Aerospace, Inc. is incorporated herein by reference to Exhibit 10(i)(d) included in the Annual Report on Form
                          10-K dated June 28, 1991
                  (c)   Registration Rights Agreement between Banner Aerospace Holding Company II,
                          Inc. and Banner Aerospace, Inc. is incorporated herein by reference to
                          Exhibit 10(i)(e) included in the Annual Report on Form 10-K dated June 28,
                          1991
                  (d)   Transitional Agreement between The Fairchild Corporation and Banner
                          Aerospace, Inc. is incorporated herein by reference to Exhibit 10(i)(f)
                          included in the Annual Report on Form 10-K dated June 28, 1991
                  (e)   Assignment and Assumption between The Fairchild Corporation and Banner
                          Aerospace, Inc. is incorporated herein by reference to Exhibit 10(i)(g)
                          included in the Annual Report on Form 10-K dated June 28, 1991
                  (f)   Credit Agreement, dated August 2, 1995, among Banner Aerospace, Inc. and
                          Burbank Aircraft Supply, Inc. (collectively referred to as "Borrowers"), institutions from time to time a party thereto as Lenders and Issuing
                          Bank, Citicorp USA, Inc., in its capacity as administrative agent for the lenders and the Issuing Banks (individually, a "Co-Agent", and collectively, the "Co-Agents") is incorporated herein by references to
                          Exhibit 10 (i)(r) included in the Annual Report on Form 10-K dated June
                          28, 1996
                  (g)   Amendment No. 1 dated March 11, 1996 to the Credit Agreement dated August 2,
                          1995 among Banner Aerospace, Inc. and Burbank aircraft Supply, Inc.
                          (collectively referred to as "Borrowers"), institutions from time to time a party thereto as Lenders and Issuing Bank, Citicorp USA, Inc., in its
                          capacity as administrative agent for the lenders and the Issuing Banks
                          (individually, a "Co-Agent", and collectively, the "Co-Agents") is incorporated herein by reference to Exhibit 10 (i)(t) included in the
                          Annual Report on form 10-K dated June 28, 1996
                  (h)   Amended and Restated Credit Agreement dated as of July 11, 1996 among Banner
                          Aerospace, Inc. and Burbank Aircraft Supply, Inc. (collectively referred to as "Borrowers"), institutions from time to time a party hereto as
                          Lenders and Issuing Banks, whether by execution of this Agreement or an
                          Assignment and Acceptance, Citicorp USA, Inc., in its capacity as administrative agent for the Lenders and Issuing Banks hereunder (in such capacity, the "Administrative Agent"), and NationsBank, N.A. and The
                          Long-Term Credit Bank of Japan, Ltd., Chicago Branch, in their capacity as co-agents for the Lenders and Issuing Banks hereunder (in such capacity, individually, a "Co-Agent", and, collectively, the "Co-Agents") is incorporated herein by reference to exhibit 10 (i) included in the form
                          10-Q dated August 13, 1996

                  (i)   Second Amended and Restated Credit Agreement dated as of December 12, 1996 among Banner Aerospace, Inc. and Burbank Aircraft Supply, Inc.
                          (collectively referred to as "Borrowers"), institutions from time to time a party hereto as Lenders and Issuing Banks, whether by execution of this
                          Agreement or an Assignment and Acceptance, Citicorp USA, Inc., a Delaware
                          corporation, in its capacity as administrative agent for the Lenders and the Issuing Banks hereunder (in such capacity, the "Administrative
                          Agent"), and NationsBank, N.A. and The Long-Term Credit Bank of Japan,
                          Ltd., Chicago Branch, in their capacity as co-agents for the Lenders and
                          Issuing Banks hereunder (in such capacity, individually, a "Co-Agent", and collectively, the "Co- Agents") is incorporated herein by reference to exhibit 10.1 included in the Form 10-Q dated February 14, 1997
                 *(j)   Amendment No. 1 dated March 31, 1997 to the Second Amendment and Restated
                          Credit Agreement dated December 12, 1996 among Banner Aerospace, Inc. and
                          Burbank Aircraft Supply, Inc. (collectively referred to as "Borrowers"), institutions from time to time a party hereto as Lenders and Issuing
                          Banks, whether by execution of this Agreement or an Assignment and
                          Acceptance, Citicorp USA, Inc., a Delaware corporation, in its capacity as administrative agent for the Lenders and the Issuing Banks hereunder (in such capacity, the "Administrative Agent"), and NationsBank, N.A. and The
                          Long-Term Credit Bank of Japan, Ltd., Chicago Branch, in their capacity as co-agents for the Lenders and Issuing Banks hereunder (in such capacity, individually, a "Co-Agent", and collectively, the "Co-Agents")
                  (k)   Stock Exchange Agreement, dated February 22, 1996, between The Fairchild
                          Corporation ("Fairchild") and Banner Aerospace, Inc. to acquire Harco,
                          Inc. from Fairchild is incorporated herein by reference to the Definitive
                          Proxy Statement dated and filed on February 23, 1996 with respect to the special Meeting of Shareholders of Registrant held on March 12, 1996
                  (l)   Stock Purchase Agreement, dated January 15, 1997, between Dallas Aerospace,
                          Inc., and PB Herndon Company to acquire PB Herndon Company is incorporated herein by reference to Exhibit 2.1 included in the Form 8-K dated and filed on January 24, 1997
                  (m)   Promissory note agreement between Banner Aerospace, Inc. and RHI Holdings,
                          Inc. dated October 17, 1996 is incorporated herein by reference to exhibit
                          10.2 included in the Form 10-Q dated February 14, 1997
                  (n)   Subordinated loan agreement between Banner Aerospace, Inc. and RHI Holdings,
                          Inc. dated December 20, 1996 is incorporated herein by reference to
                          Exhibit 10.3 included in the Form 10-Q dated February 14, 1997
                  (o)   Stock Issuance and Expense Sharing Agreement between Banner Aerospace, Inc.
                          and RHI Holdings, Inc. and Aero International, Inc. dated October 31, 1996 is incorporated herein by reference to Exhibit 10.4 included in the Form
                          10-Q dated February 14, 1997
                  (p)   Tri-Fast Partnership Agreement between Banner Aerospace, Inc., RHI Holdings,
                          Inc. and Edwards & Lock Management Corporation dated November 19, 1996 is incorporated herein by reference to Exhibit 10.5 included in the Form 10-Q dated February 14, 1997
                  (q)   Stock Exchange Agreement, dated May 12, 1997, between RHI Holdings, Inc. and
                          Banner Aerospace, Inc. to acquire Fairchild Scandinavian Bellyloading
                          Company AB and Scandinavian Bellyloading International, Inc. from RHI is incorporated herein by reference to the Definitive Proxy Statement dated and filed on May 13, 1997 with respect to the special meeting of shareholders of registrant held on June 18, 1997
                 *(r)   Lease between Banner Aerospace, Inc., as tenant, and RHI Holdings, Inc., as landlord, dated April 1, 1996
  10(ii)          (a)   The Spare Parts Purchase Agreement between Banner Aerospace, Inc. and Pan
                          American World Airways, Inc. dated August 21, 1992 is incorporated herein by reference to Exhibit 10(ii)(a) included in the Annual Report on Form
                          10-K dated June 28, 1993
 10(iii)          (a)   Non-Qualified and Incentive Stock Option Plan of Banner Aerospace, Inc. is
                          incorporated herein by reference to Exhibit 10(iii)(a) included in the
                          Annual Report on Form 10-K dated June 28, 1991

                  (b)   Profit Sharing/401(k) Plan of Banner Aerospace, Inc. is incorporated herein by reference to Exhibit 10(iii)(b) included in the Registration Statement
                          No. 33-34775 on Form S-1 effective July 26, 1990
                  (c)   Employment Agreement between Banner Aerospace, Inc. and Warren D. Persavich is incorporated herein by reference to Exhibit 10(iii)(d) included in the
                          Annual Report on Form 10-K dated June 28, 1991
                  (d)   Employment Agreement between Banner Aerospace, Inc. and Eugene W. Juris is incorporated herein by reference to Exhibit 10(iii)(e) included in the
                          Annual Report on Form 10-K dated June 28, 1991
                  (e)   Employment Agreement between Banner Aerospace, Inc. and Jeffrey J. Steiner is incorporated herein by reference to Exhibit 10(iii)(g) included in the
                          Annual Report on Form 10-K dated June 28, 1993
                  (f)   Employment Agreement between Banner Aerospace, Inc. and John C. Wertz is incorporated herein by reference to Exhibit 10(iii)(i) included in the
                          Annual Report on Form 10-K dated June 28, 1994
                  (g)   Amended Employment Agreement between Banner Aerospace, Inc. and Warren D.
                          Persavich is incorporated herein by reference to Exhibit 10(iii)(j)
                          included in the Annual Report on Form 10-K dated June 28, 1994
                  (h)   Amended Employment Agreement between Banner Aerospace, Inc. and Eugene W.
                          Juris is incorporated herein by reference to Exhibit 10(iii)(k) included in the Annual Report on Form 10-K dated June 28, 1994
                  (i)   1996 Stock Option Plan Amendments dated May 29, 1996 to the 1990
                          Non-Qualified and Incentive Stock Option Plan is incorporated herein by reference to the Registration statement No. 333-20255 on Form S-8 dated
                          January 23, 1997
                  (j)   1996 Banner Aerospace, Inc. Non-Employee Directors' Stock Option Plan dated
                          May 29, 1996, is incorporated herein by reference to the Registration statement No. 333-20255 on Form S-8 dated January 23, 1997
    *21                 List of Subsidiaries of Banner Aerospace, Inc.
    *23           (a)   Consent of Arthur Andersen LLP with regard to the Form S-8s file numbers
                          33-43100 and 33-43101 of Banner Aerospace, Inc. dated September 30, 1991 and with regard to the Form S-8 file number 33-60318 of Banner Aerospace,
                          Inc. dated March 31, 1993 and with regard to the Form S-8 file number 333-
                          20255 of Banner Aerospace, Inc., dated January 23, 1997
    *27                 Financial Data Schedule
                  (b)   Registrant has filed Form 8-K dated January 16, 1997 regarding the acquisition of PB Herndon Company including Audited Financial Statements of PB Herndon Company as of June 30, 1996, Unaudited Interim Financial
                          Statements of PB Herndon Company as of September 30, 1996 and Unaudited
                          Pro Forma Condensed Consolidated Financial Information of Banner
                          Aerospace, Inc. and PB Herndon Company as of September 30, 1996

---------------
* Filed herewith

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          BANNER AEROSPACE, INC.

                                          By:    /s/ WARREN D. PERSAVICH
                                            ------------------------------------
                                                    WARREN D. PERSAVICH
                                                 SENIOR VICE PRESIDENT AND
                                                  CHIEF FINANCIAL OFFICER
Date: June 30, 1997                            (PRINCIPAL FINANCIAL OFFICER)

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

       By: /s/ JEFFREY J. STEINER                Chairman and Chief          Date: June 30, 1997
----------------------------------------          Executive Officer
           JEFFREY J. STEINER               (Principal Executive Officer)

         By: /s/ JOHN C. WERTZ                Senior Vice President and      Date: June 30, 1997
----------------------------------------       Chief Operating Officer
             JOHN C. WERTZ

      By: /s/ WARREN D. PERSAVICH             Senior Vice President and      Date: June 30, 1997
----------------------------------------       Chief Financial Officer
          WARREN D. PERSAVICH               (Principal Financial Officer)

        By: /s/ EUGENE W. JURIS               Vice President -- Finance      Date: June 30, 1997
----------------------------------------            and Secretary
            EUGENE W. JURIS                (Principal Accounting Officer)

        By: /s/ MICHAEL T. ALCOX                      Director               Date: June 30, 1997
----------------------------------------
            MICHAEL T. ALCOX

   By: /s/ FREDERICK W. BRADLEY, JR.                  Director               Date: June 30, 1997
----------------------------------------
       FREDERICK W. BRADLEY, JR.

        By: /s/ STEVEN L. GERARD                      Director               Date: June 30, 1997
----------------------------------------
            STEVEN L. GERARD

     By: /s/ PROF. CHARLES M. HAAR                    Director               Date: June 30, 1997
----------------------------------------
         PROF. CHARLES M. HAAR

        By: /s/ PHILIPPE HERCOT                       Director               Date: June 30, 1997
----------------------------------------
            PHILIPPE HERCOT

       By: /s/ SAMUEL J. KRASNEY                      Director               Date: June 30, 1997
----------------------------------------
           SAMUEL J. KRASNEY

      By: /s/ DR. ERIC I. STEINER                     Director               Date: June 30, 1997
----------------------------------------
          DR. ERIC I. STEINER

        By: /s/ LEONARD TOBOROFF                      Director               Date: June 30, 1997
----------------------------------------
            LEONARD TOBOROFF