Form 10-K/A
period 1997-03-31
BANNER AEROSPACE INC
filed 1997-07-29
CIK 863445

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A

                    ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MARCH 31, 1997         COMMISSION FILE NUMBER 1-10561

                             BANNER AEROSPACE, INC.
                             ----------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                                   95-2039311
    -------------------------------               ---------------------------
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)

           300 WEST SERVICE ROAD
  WASHINGTON DULLES INTERNATIONAL AIRPORT
              WASHINGTON, D.C.                              20041
 ----------------------------------------                ----------
 (Address of principal executive offices)                (Zip code)

     REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (703) 478-5790

         SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                               NAME OF EACH EXCHANGE
     TITLE OF CLASS                             ON WHICH REGISTERED
     --------------                            ---------------------
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

                           Yes [x]   No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

     Aggregate market value of the voting stock held by nonaffiliates of the registrant based on the closing price at which stock was sold on the New York Stock Exchange on June 30, 1997: $207,884,539.

                                                            SHARES OUTSTANDING
        TITLE OF CLASS                                      AS OF JUNE 30, 1997
       ----------------                                   ---------------------
       Common Stock ......................................    23,423,610

                                   AMENDMENT

     The primary purpose of this Amendment is to amend the Registrant's Annual Report on Form 10-K for the Fiscal Year Ended March 31, 1997 to include Part III (Items 10, 11, 12 and 13).

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         (a) DIRECTORS

     The directors of the Registrant named below, were elected at the 1996 Annual Meeting of the stockholders and will serve until the 1997 Annual Meeting of the stockholders and until their successors are elected and qualified. Samuel Krasney, who was also elected at the 1996 Annual Meeting, resigned from the Board of Directors on July 3, 1997 due to health reasons. His vacancy has not been filled as of this date.

INFORMATION AS TO DIRECTORS

     Set forth below is information about each director, based on information supplied by him, including his name, age and principal occupations during the past five years, and certain directorships held by him.

     MICHAEL T. ALCOX, 49, has served as a Director of the Company since 1990. He served as Vice President of the Company from March 1990 through May 1990. From 1987 through September 1996 he served as Senior
Vice President and Chief Financial Officer of The Fairchild Corporation ("Fairchild"), a worldwide aerospace fasteners manufacturer and semiconductor process equipment company. He presently serves as a Vice President of Fairchild, not employed on a full time basis. Fairchild is a substantial shareholder of the Company. Mr. Alcox also owns and operates travel and real estate businesses. Mr. Alcox is a director of Fairchild. (2) (4)

     FREDERICK W. BRADLEY, JR., 70, has served as a Director of the Company since 1995. He has served as an advisor to the aerospace group of Long-Term Credit Bank of Japan, Ltd. since 1992. In addition, Mr. Bradley is President of the International Airline Training Fund of the United States, a fund set up by the International Air Transport Association to provide professional training for airline personnel. Prior thereto, Mr. Bradley was a senior vice president of Citibank/Citicorp's Global Airline and Aerospace business. Mr. Bradley joined Citibank/Citicorp in 1958 and was with them until he retired in 1992. Mr. Bradley is the Chairman of the Board of Aircraft Lease Portfolio Securitization 92-1 Ltd. and Aircraft Lease Portfolio Securitization 94-1 Ltd., which are special purpose entities that own aircraft and lease them to commercial airlines. Mr. Bradley is also a director of America West Airlines, Inc., First Citicorp Life Insurance Company and the Institute of Air Transport, Paris, France. (2) (7)

     STEVEN L. GERARD, 52, has served as a Director of the Company since
1992. Mr. Gerard has served as the Chairman and the Chief Executive Officer of Ocean View Capital, Inc., the successor to Triangle Wire and Cable, Inc., a manufacturer of insulated wire and cable, since September 1992. Mr. Gerard previously served as the Chief Executive Officer and a director of Mountleigh Group, plc, a London-based company engaged in property management, from April 1992 until July 1992. Mr. Gerard was hired in connection with a restructuring of Mountleigh.  In connection with the restructuring,
Mountleigh was placed in U.K. receivership on May 23, 1992. From July 1990 to April 1992, Mr. Gerard served as a Senior Managing Director of Citibank,
N.A. ("Citibank") and was responsible for credit, portfolio and risk management for Citibank's corporate and investment banking activities in the United States, Japan, Europe and Australia.  Mr. Gerard is also a director of Deeptech International, Inc. and U.S. Home Corp. (2) (3) (4) (6)
(7)

     CHARLES M. HAAR, 76, has served as a Director of the Company since 1992. He has been a professor of law at Harvard University since 1956. He has served as a consultant to Skadden, Arps, Slate, Meagher & Flom for more than the past five years. Professor Haar is a director of American Health Properties. (3) (4) (5) (6)

     PHILIPPE HERCOT, 30, has served as a Director of the Company since 1995. He has served as a managing partner for Capital Industrie (an investment and consulting firm) since May 1997. Prior thereto, he was employed by Apax Partners (an investment company) as an associate from September 1996 to
April 1997 and by Donaldson, Lufkin & Jenrette (an investment banking firm) as an associate from August 1993 to August 1996. Mr. Hercot received his M.B.A. in June 1993 from Harvard Business School. During his schooling, Mr. Hercot was a consultant for McKinsey & Co. (a consulting firm) in Paris, France. Mr. Hercot is the son-in-law of Mr. Jeffrey J. Steiner. (4)

     WARREN D. PERSAVICH, 44, has served as Senior Vice President and
Chief Financial Officer of the Company since June 1990 and a Director since 1990. From March 1990 to June 1990, he served as Vice President of the Company. (1)

     DR. ERIC I. STEINER, 35, has served as Senior Vice President of the Company since May 1997 and as a Director of the Company since 1992. He has served as Executive Vice President and Chief Operating Officer of
Fairchild since November 1996, Senior Vice President - Operations of
Fairchild since May 1992 and President of Fairchild Fasteners (a division of a Fairchild subsidiary), since February 1995. Prior thereto, he served as President of Camloc/RAM Products Division, a division of Fairchild
Fasteners, from September 1993 to February 1995. Dr. Steiner is a director of Fairchild. Dr. Eric I. Steiner is the son of Mr. Jeffrey J. Steiner. (1)

     JEFFREY J. STEINER, 60, has served as Chairman of the Board, Chief Executive Officer and President of the Company since September 1993. He served as Vice Chairman of the Board of the Company from August 1990 to September 1993. He has served as Chairman of the Board, Chief Executive Officer and President of Fairchild for more than the past five years. Mr. Steiner is, and for the past five years has served as, the President of Cedco Holdings, Ltd., a Bermuda Corporation (an investment company). He is a director of The Franklin Corporation, RHI Holdings, Inc., The Copley Fund and Shared Technologies Fairchild, Inc. Mr. Jeffrey J. Steiner is the father of Dr. Eric I. Steiner and the father-in-law of Mr. Philippe Hercot. (1)

     Articles have appeared in the French press reporting an inquiry by a French magistrate into certain allegedly improper business transactions involving Elf Aquitaine, its former chairman and various third parties. In connection with this inquiry, the magistrate has made inquiry into allegedly improper transactions between Jeffrey Steiner and that petroleum company. In response to the magistrate's request that Mr. Steiner appear in France as a witness, Mr. Steiner submitted a written statement concerning the transactions and has offered to appear in person if certain arrangements were made. According to the French press, the magistrate also requested permission to commence an inquiry into transactions involving another French petroleum company, but her request was not granted. If the magistrate were to renew her request, and if it were granted, inquiry into transactions between such company and Mr. Steiner, could ensue. The Board of Directors has formed a special committee of outside directors to advise it with respect to these matters, and the special committee has retained counsel.

     LEONARD TOBOROFF, 64, has served as a Director of the Company since
1992. He has served as Executive Vice President and a director of Riddell Sports, Inc., a manufacturer and licenser of sports equipment, since April
1988. He has also served as a Vice President and the Vice Chairman of the Board of Allis-Chalmers Corporation, a holding company, since May 1988. For more than the past five years, Mr. Toboroff has been a private investor. Mr. Toboroff is a director of Engex Corp. and Saratoga Beverages, Inc. (3) (4) (5)
(6) (7)

     JOHN C. WERTZ, 58, has served as Senior Vice President and Chief Operating Officer of the Company since August 1993 and has served as a Director since 1993. Prior thereto, he was employed by the Hamilton Standard Division (manufacturer of aerospace equipment) of United Technologies Corporation as Vice President of Commercial Aftermarket Business from October 1990 to July 1993; as Vice President of Manufacturing Planning and Support from March 1990 to October 1990; and as Vice President-Operations from February 1988 to March 1990.(1)

-------------------
(1) Member of the Executive Committee.
(2) Member of the Audit Committee.
(3) Member of the Compensation and Stock Option Committee.
(4) Member of the Nominating Committee.
(5) Member of the Ethics Committee.
(6) Member of the Special Bellyloading/Rights Offering Committee.
(7) Member of the Special Committee.

     (b) EXECUTIVE OFFICERS

     Set forth below is certain information about each executive officer of the Company who is not a director of the Company, based on information supplied by him, including his name, age and principal occupations during the past five years. All of the executive officers of the Company are elected by the Board to serve until the next annual meeting of the Board and until their successors are elected and qualified.

     EUGENE W. JURIS, 39, has served as Vice President - Finance and Secretary of the Company since September 1993. Prior thereto, he served as the Treasurer of the Company from June 1990 to September 1993, Vice President of the Company from March 1990 to September 1993 and the Controller of the Company from June 1990 to December 1990.

     No director or officer failed to file timely any Form 3, 4 or 5 required to be filed by him during fiscal 1997.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following Summary Compensation Table sets forth the aggregate cash and non-cash compensation paid or accrued for each of the last three fiscal years, to the chief executive officer and each of the other executive officers whose salary and bonus exceeded $100,000 for fiscal 1997.

                                                                                                Long-Term
                                                                                              Compensation
                                                Annual Compensation                               Awards
                                 ---------------------------------------------------  ------------------------------
                                                                     Other Annual     Securities
                                 Fiscal                              Compensation     Underlying      All Other
  Name and Principal Position     Year      Salary       Bonus (1)        (2)           Options      Compensation
  ------------------------------ -------  -----------   ----------- ----------------  ------------  ---------------
  Jeffrey J. Steiner,             1997      $300,000      $273,375     $     ---           80,000           $  720 (4)
     Chairman, President and      1996       262,500       157,500           ---          150,000              ---
     Chief Executive Officer      1995       250,000        75,000           ---           75,000              ---

  John C. Wertz, Senior Vice      1997       180,000       110,344           ---           25,000            5,311 (3) (4)
     President and Chief          1996       162,750        81,375           ---           35,000            5,841 (3)
     Operating Officer            1995       155,000        38,750         2,387           25,000            3,750 (3)

  Warren D. Persavich, Senior     1997       180,000       110,344           ---           25,000            5,311 (3) (4)
     Vice President and Chief     1996       162,750        81,375           ---           46,000            5,841 (3)
     Financial Officer            1995       155,000        38,750        (1,623)          25,000            3,750 (3)

  Eugene W. Juris, Vice           1997       130,000        80,094           ---           15,000            4,457 (3) (4)
     President - Finance and      1996       120,750        60,375         1,398           24,000            4,032 (3)
     Secretary                    1995       115,000        28,750        13,440           20,000            3,450 (3)

(1) Bonuses are shown for the year earned, but are primarily paid in the following year.
(2) Tax gross-up payments related to reimbursement of relocation costs and temporary living expenses.
(3) Company 401(k) matching contributions.
(4) Includes premiums paid for group term life insurance policies, as follows:

         Jeffrey J. Steiner     $720
         John C. Wertz           432
         Warren D. Persavich     432
         Eugene W. Juris         312

OPTIONS GRANTED IN FISCAL YEAR 1997

     The following table sets forth information concerning individual grants of stock options made during the last fiscal year to each named executive officer.

                                                 % of Total
                                                   Options
                               Securities        Granted to                                            Grant Date
                               Underlying       Employees in     Exercise Price                          Present
           Name              Options Granted     Fiscal 1997         ($/Sh)        Expiration Date      Value (4)
---------------------------  ----------------  ----------------  ----------------  ----------------  ----------------
Jeffrey J. Steiner              80,000 (2)           23.0%            $6.875           5/29/01           $245,088
John C. Wertz (1)               25,000 (3)            7.2%             6.875           5/29/01             76,590
Warren D. Persavich (1)         25,000 (2)            7.2%             6.875           5/29/01             76,590
Eugene W. Juris (1)             15,000 (2)            4.3%             6.875           5/29/01             45,954

(1) Options granted to Messrs. Wertz, Persavich and Juris are subject to shareholder approval, as provided in Items 2 and 3 of this Proxy Statement.
(2)  Options granted vest ratably over three years.
(3) Options granted vest 0% in year 1, 25% in year 2, 25% in year 3 and 50% in year 4.
(4)  Value of Options using the Black-Scholes model.

OPTION YEAR END VALUES

     The following table sets forth information concerning the fiscal year end value of unexercised stock options of each of the named executive officers.



                                   Number of Securities Underlying           Value of In-The-Money Unexercised
                                    Unexercised Options at 3/31/97                  Options at 3/31/97
                                   ---------------------------------        ------------------------------------

               Name                Exercisable       Unexercisable           Exercisable        Unexercisable
     -------------------------    ---------------   ----------------        ---------------    -----------------
     Jeffrey J. Steiner               100,000           205,000                $366,195             $744,336
     John C. Wertz                     58,334            56,666                 189,642              202,843
     Warren D. Persavich               62,000            64,000                 204,233              232,026
     Eugene W. Juris                   43,833            37,667                 142,034              135,239

     No options were exercised by the executive officers during fiscal 1997.

EMPLOYMENT AGREEMENTS AND CHANGE IN CONTROL ARRANGEMENTS

     Mr. Jeffrey J. Steiner has a three year employment agreement with the Company which became effective September 9, 1992; however, each year the remainder of the term of Mr. Steiner's employment is extended for an additional one year period unless either party gives timely notice of its or his intention not to extend further the term of the employment agreement. The employment agreement provides for a base salary of not less than $250,000 per annum and also provides for participation in the Company's bonus plan, retirement plan, and other executive benefits. If Mr. Steiner dies during the term or any extended term of the agreement, his legal representatives will receive monthly or semi-monthly installments of his base salary up to and including the first anniversary of the last day of the month in which Mr. Steiner's death occurs. In addition, his legal representatives will receive benefits to which Mr. Steiner would have been entitled, through the end of the fiscal year in which his death occurs, under any additional compensation plan. For any fiscal year during which the agreement is terminated due to Mr. Steiner's disability for more than nine consecutive months, or shorter periods aggregating nine months during any twelve month period, he will receive fifty percent of his base salary for two years, plus all benefits to which he would have been entitled for the fiscal year during which termination of his employment has occurred. The agreement also has certain change in control provisions. Upon the occurrence of a change in control or trigger event, Mr. Steiner is entitled to a cash payment equal to
2.99 times the total of his then base salary plus bonus in the immediately preceding fiscal year, less the portion of payments, under stock options vested solely due to a change in control or trigger event, which is considered a parachute payment under Section 280G of the Internal Revenue Code of 1986 ("Code"). A change in control occurs if an event requires a response to Item 5(f) of Schedule 14A of Regulation 14A under the Securities Exchange Act of 1934 as in effect January 1, 1986. There is a trigger event (i) if any person other than Jeffrey J. Steiner or an affiliate of Jeffrey J. Steiner is or becomes the beneficial owner of securities of the Company representing 20% of the then outstanding voting power for the election of directors ("Voting Power"); (ii) if during a period of two consecutive fiscal years individuals who at the beginning of such period constitute the Board of Directors cease to be a majority of the Board unless the election or nomination of each director was approved by a two-thirds vote of the directors then still in office who were directors at the beginning of the period; (iii) if the Company shall become a subsidiary of another corporation or shall be reorganized, merged or consolidated into another corporation (unless it is a reorganization under Section 368(a)(1)(f) of the Code) unless, in each case, the holders of more than 80% of the Voting Power will retain similar voting power of such other corporation's voting securities; (iv) if substantially all the assets of the Company are sold to another company; (v) if the Company is liquidated; or (vi) if the Company issues Common Stock representing a majority of the Voting Power of the Company.

     Mr. Wertz has a letter agreement which provided for an initial term of employment ending March 31, 1995; however, each year the term of Mr. Wertz's employment is extended for an additional one year period unless either party gives timely notice of its or his intention not to extend further the term of the employment agreement. The agreement provides for a base salary of not less than $155,000 per annum, plus a bonus arrangement of 50% of base compensation if certain performance targets are met. If at any time during the term of employment, the agreement shall be terminated by the Company for any reason other than with cause, Mr. Wertz or his estate will receive a continuation of his base salary, at its then current rate, through a period of six months from the effective date of termination.

     Mr. Persavich has an employment agreement which was amended on September
1, 1993 to provide for a salary of not less than $155,000 per annum, plus a bonus arrangement of 50% of base compensation if certain performance targets are met. The amended agreement was initially for a period of three years. Commencing on the first anniversary of the amended agreement, the term will be extended each day by one day so that the remaining term is always two years, until terminated by either party. Termination without cause by the Company will result in a two year severance payment to Mr. Persavich, plus bonuses and certain other fringe benefits.

     Mr. Juris has an employment agreement which was amended on September 1, 1993 to provide for a salary of not less than $115,000 per annum, plus a bonus arrangement of 50% of base compensation if certain performance targets are met. The amended agreement was initially for a period of three years. Commencing on the first anniversary of the amended agreement, the term will be extended each day by one day so that the remaining term is always two years, until terminated by either party. Termination without cause by the Company will result in a two year severance payment to Mr. Juris, plus bonuses and certain other fringe benefits.


RETIREMENT BENEFITS

     The Company has a Supplemental Executive Retirement Plan for certain key executives which provides a retirement benefit based on final average earnings and years of service. Benefits which may be payable under this plan are not included in the Summary Compensation Table. This plan provides a maximum retirement benefit equal to the difference between sixty percent of the participant's average base salary for the last five years of employment and the participant's primary Social Security benefit. This plan is unfunded, unqualified and is not subject to the Employee Retirement Income Security Act of 1974, as amended. The plan was adopted in September 1994 to provide for lump sum pre-retirement advances on an actuarially reduced basis at the election of participants age sixty-five or over, contingent upon approval of the Compensation and Stock Option Committee. All persons named in the Summary Compensation Table are eligible for participation in this plan. The estimated annual benefits payable upon retirement at normal retirement age for each of the named executive officers is as follows: Jeffrey Steiner, $187,000; John Wertz, $115,000; Warren Persavich, $184,000; and Eugene Juris, $155,000.


                             DIRECTORS COMPENSATION

     Fees. Outside directors are currently paid an annual retainer of $12,000, payable in cash in equal quarterly payments of $3,000. In addition, each outside director receives $1,000 for each Board meeting attended. If a committee meeting is attended on a day other than a Board meeting, each outside director receives $500. Travel expenses are reimbursed for all meetings. Total outside directors fees paid for normal meetings during fiscal year 1997 were $167,000 in the aggregate.

     Stock Options. Pursuant to the 1996 Non-Employee Director Stock Option Plan ("1996 NED Plan"), commencing with the 1996 Annual Meeting, outside directors receive stock options for 5,000 shares of Common Stock at the time they are first elected to serve on the Board and, thereafter, they receive stock options for 1,000 shares of Common Stock for each additional year in which they are elected to serve on the Board. Messrs. Alcox, Bradley, Gerard, Haar, Hercot and Toboroff qualify as outside directors under the 1996 NED Plan. Pursuant to the 1996 NED Plan on the date of 1996 Annual Meeting, the Company granted options for 40,000 shares of Common Stock in the aggregate to outside directors.

     Compensation for Special Committees. In fiscal 1997, the Company had two Special Committees. Members of the first Special Committee were compensated as follows: Mr. Gerard (Chairman of the first Special
Committee), $20,000; and Messrs. Haar and Toboroff, $10,000 each. Members of the second Special Committee were compensated as follows: Messrs.
Bradley, Gerard and Toboroff $5,000 each ($1,000 each per each meeting of the second Special Committee). Total outside director fees paid for Special Committees during fiscal 1997 were $55,000 in the aggregate.

     Management Directors. Management directors receive no fees or stock options for their services as directors.

                    COMPENSATION AND STOCK OPTION COMMITTEE
                        REPORT ON EXECUTIVE COMPENSATION

     The Compensation and Stock Option Committee of the Board of Directors ("Committee") has furnished this report on executive compensation. The Committee is comprised of the individuals listed below, all of whom are outside directors. The Committee has responsibility for the compensation matters relating to Company executive officers. The Committee makes recommendations for executive compensation and submits the recommendations to the Board for approval. No member of the Committee has served as an officer of the Company nor is eligible to participate in any of the compensation plans or programs it administers other than the 1996 Non-Employee Director Stock Option Plan.

COMPENSATION PHILOSOPHY

     Since its initial public offering ("IPO") in August 1990, the Company's compensation philosophy has been i) to provide a base compensation sufficient to attract and retain key executives; ii) to provide an annual incentive program related to specific performance goals designed to motivate key executives to enhance stockholder value and to encourage the retention of a sound management team; and iii) to provide a longer term incentive program where, through the grant of stock options, rewards are related to the market performance of the Company's Common Stock. The Committee believes its approach to compensation should be consistent over time and be fair to the Company, its officers and stockholders.

EMPLOYMENT AGREEMENT - CEO

     Mr. Steiner has had an employment agreement with the Company since September 1992. He became the Chief Executive Officer ("CEO") of the Company upon the retirement of Samuel J. Krasney in September 1993. He provides direction and motivation to the management of the Company's subsidiaries and is responsible for acquisitions and divestitures. The CEO formulates the goals and objectives of the Company and is responsible for implementing strategies to accomplish them. The employment agreement initially established Mr. Steiner's annual base salary at $250,000 and was subsequently increased to $262,500 in April 1995. In April 1996, the Committee increased Mr. Steiner's annual salary from $262,500 to $300,000, an increase of approximately fourteen percent. This increase was based on the Committee's determination to continue providing Mr. Steiner with a competitive salary as compared to other companies of similar size in similar industries. In addition, the Committee took into account the fact that Mr. Steiner only received one salary increase over the past six years. Mr. Steiner's employment arrangements also provide for an annual bonus award of 60% of base compensation if certain performance targets, established by the Committee and approved by the Board, are achieved. Mr. Steiner may also receive additional bonus awards if the performance targets are exceeded.

EMPLOYMENT AGREEMENTS - OTHER EXECUTIVE OFFICERS

     The other executive officers of the Company also have existing employment agreements. The employment agreements for Messrs. Persavich and Juris were amended in fiscal 1994 to reflect the relocation of the corporate office from Cleveland, Ohio to Washington, DC. In conjunction with the relocation, the base compensation for each of Messrs. Persavich and Juris, which was established at the IPO in August 1990, was increased to reflect the current market conditions for the positions held. In fiscal 1994, an employment agreement for Mr. Wertz was established based on current market conditions for individuals in similar capacities. In April 1996, the Committee increased the base compensation of Messrs. Wertz and Persavich by approximately ten percent and Mr. Juris by approximately eight percent. These salary increases were awarded based on the Committee's philosophy that the executive officers should receive a base salary which is competitive with other executives of companies of similar size in similar positions. The employment agreements for Messrs. Wertz, Persavich and Juris provide for annual bonus awards of 50% of base compensation if certain performance targets, established by the Committee and approved by the Board, are achieved. Messrs. Wertz, Persavich and Juris may also receive additional bonus awards if the performance targets are exceeded.

BONUS PLAN

     The Committee believes that a substantial portion of the annual income of executive officers should be based on the financial and operating performance of the Company for that year through a goal-based incentive compensation program ("Bonus Plan"). The objective of the program is to provide total annual income to officers that is competitive with compensation at other companies facing similar challenges, while linking the payment of compensation to the Company's achievement of certain financial and operating goals. In fiscal 1997, bonuses awarded to the CEO and other executive officers were based on two components. The first component was based on a goal for the Company to achieve certain levels of earnings before interest and taxes. The second component was based on qualitative and quantitative factors, including the achievement of a number of key corporate objectives, such as: i) the completion of strategic acquisitions to complement its existing businesses, ii) market penetration and development, and iii) development of cost efficiencies. The executive officers were also provided incentives to relocate the Company's hardware inventory to the new distribution center by a certain targeted date. In the opinion of the Committee, Mr. Steiner and the other executive officers achieved these objectives and Mr. Steiner was awarded a bonus of $273,375 (representing a bonus of 91.1% of base compensation) and the other executive officers were awarded a bonus of $300,782, in the aggregate (representing a bonus of 61.4% of base compensation).

STOCK OPTIONS

     The Committee also administers and grants stock options under the Company's 1990 Non-Qualified and Incentive Stock Option Plan. The Committee believes that stock option grants provide a desirable long-term method of compensation because they align management's long-range interests with those of the Company and its stockholders by providing management with an opportunity to build a meaningful stake in the Company. In fiscal 1997, the Committee granted options to Mr. Steiner of 80,000 shares and the other executive officers of 65,000 shares in the aggregate, in connection with the long-term goals established by the Company. The stock options awarded in fiscal 1997 were awarded using a vesting schedule of three to four years based on employment tenure with the Company. This vesting schedule better aligns the Company's desire to retain and provide long term compensation to executives.

SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

     The Company has a Supplemental Executive Retirement Plan for the benefit of the executive officers which provides a retirement benefit based on final average earnings and years of service. The Plan provides a maximum retirement benefit equal to the difference between sixty percent of the participant's average base salary for the last five years of employment and the participant's primary Social Security benefit.

INTERNAL REVENUE CODE SECTION 162(m)

     The Committee has considered the impact of the recently enacted provision of the Internal Revenue Code of 1986, as amended (the "Code"), which provision in certain circumstances disallows income tax deductions for compensation in excess of $1,000,000. No officer of the Company earns compensation in excess of $1,000,000. However, if this provision ever becomes applicable to the Company, the Committee intends to structure the Company's incentive compensation awards in a manner that complies with the Code's requirements to ensure full deductibility.





                                                Leonard Toboroff, Chairman
                                                Steven L. Gerard
                                                Charles M. Haar

                               PERFORMANCE GRAPH

     The following performance graph compares the total stockholder return on the Company's Common Stock compared with the cumulative return on the S&P 500 Stock Index and a Peer Group. The graph assumes that the value of the investment in the Company's Common Stock and each Index was $100 on March 31, 1992.

     The Peer Group is weighted according to the respective issuer's stock market capitalization on March 31, 1992, with all returns (capital gains and dividends) reinvested. The Peer Group includes one aircraft parts distributor, one airline, and the rest are companies which manufacture products for the aircraft industry. Some of the companies in the Peer Group are suppliers to and/or customers of the Company. The Peer Group consists of AAR Corp., Alaska Air Group, Inc., Curtiss-Wright Corp., Fansteel, Inc., Hexcel Corp., Hi-Shear Industries, Inc., Moog, Inc., Rohr, Inc., Trimble Navigation Ltd. and UNC Incorporated.



                     1992      1993      1994      1995      1996      1997
                    -------   -------   -------   -------   -------   -------
Banner Aerospace   $ 100.00  $  66.10  $  79.66  $  54.24  $  79.66  $ 101.69
Peer Group         $ 100.00  $  85.49  $  91.72  $  99.52  $ 150.06  $ 162.27
S&P 500 Index      $ 100.00  $ 111.89  $ 110.42  $ 124.03  $ 159.90  $ 187.55

ITEM 12.  SECURITY OWNERSHIP OF PRINCIPAL STOCKHOLDERS AND MANAGEMENT

     The table below sets forth as of May 31, 1997 the number of shares and percent of Common Stock beneficially owned by (i) each person known by the Company to own beneficially more than 5% of any class of Common Stock together with his address; (ii) each director; (iii) each executive officer named in the summary compensation table; and (iv) the directors and officers of the Company as a group. Except as otherwise indicated in the footnotes to the table, the persons named possess sole voting power and investment power with respect to all shares shown as beneficially owned by them. As of May 31, 1997, there were 23,423,610 shares of Common Stock issued and outstanding.


                                                                           NUMBER OF SHARES OF         PERCENT
                             NAME                                             COMMON STOCK             OF CLASS
------------------------------------------------------------------------   -------------------         --------
Michael T. Alcox.....................................................            45,000 (1)                *
Frederick W. Bradley, Jr.............................................            15,000 (3)                *
J.J. Cramer & Co.....................................................         2,473,400 (6)             10.6 %
    100 Wall Street
    8th Floor
    New York, New York 10005
Dimensional Fund Advisors, Inc. .....................................         1,470,000 (13)             6.3 %
    1299 Ocean Avenue
    11th Floor
    Santa Monica, CA 90401
The Fairchild Corporation ...........................................        13,886,477 (2)             59.3 %
    Washington Dulles International Airport
    300 West Service Road
    Chantilly, Virginia 22021
Steven L. Gerard.....................................................            15,000 (3)                *
Charles M. Haar......................................................            15,000 (3)                *
Philippe Hercot......................................................            15,000 (3)                *
Eugene W. Juris......................................................            69,500 (4)                *
Samuel J. Krasney....................................................            96,000 (12)               *
Warren D. Persavich..................................................           100,667 (5)                *
Dr. Eric I. Steiner..................................................            17,500 (3)(7)             *
Jeffrey J. Steiner...................................................        14,146,755 (8)(9)          60.0 %
    The Fairchild Corporation
    Washington Dulles International Airport
    300 West Service Road
    Chantilly, Virginia 22021
Leonard Toboroff.....................................................            15,000 (3)                *
John C. Wertz........................................................            96,667 (10)               *
All directors and officers of the Company as a group (12 persons)            14,647,089 (11)            61.3 %

-------------------

(1)  Includes exercisable stock options for 12,000 shares.
(2) Includes shares of Common Stock owned of record by Fairchild and its subsidiaries as of May 31, 1997, as follows: Fairchild Holding Corp., 5,386,477 shares; RHI Holdings, Inc., 8,488,194 shares; Banner Aerospace Holding Company II, Inc., 11,806 shares. 13,262,971 of such shares of Common Stock have been pledged by Fairchild or its subsidiaries as collateral for a loan facility with Citicorp N.A. and 611,700 shares have been pledged by Fairchild or its subsidiaries as collateral under an escrow agreement with BTR Dunlop Holdings, Inc., a wholly-owned subsidiary of BTR plc.
     In connection with the Company's Rights Offering (described below under "Certain Transactions") Fairchild (through its subsidiaries) was issued 3,085,885 shares of Preferred Stock on June 25, 1997, which shares are convertible (at the election of the holder) into 3,085,885 shares of Common Stock. By virtue of this transaction, Fairchild's beneficial ownership of the Company increased from 59.3% (as of May 31, 1997) to 62.6% (as of June 25,
     1997).
(3)  Includes exercisable stock options for 15,000 shares.
(4)  Includes exercisable stock options for 55,500 shares.
(5)  Includes exercisable stock options for 78,667 shares.
(6) Stock ownership based on information provided by J.J. Cramer & Co. as of May 31, 1997.
(7) Includes 2,500 shares are held by Dr. Steiner as guardian for his minor children, and he disclaims any beneficial interest therein.
(8) Includes 105,000 shares of Common Stock owned of record by Mr. Steiner and 3,612 shares owned by Mr. Steiner through the Company's Profit Sharing/401(k) Plan. Also includes 13,886,477 shares owned directly or indirectly by Fairchild; Mr. Steiner disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.
(9)  Includes exercisable stock options for 151,667 shares.
(10) Includes exercisable stock options for 66,667 shares.
(11) Includes exercisable stock options for 459,500 shares.
(12) Includes exercisable stock options for 5,000 shares.
(13) Stock ownership based on information provided by Dimensional Fund
     Advisors, Inc. as of March 31, 1997.

*    Less than 1%

     As a result of their beneficial ownership of Common Stock, Fairchild and Mr. Jeffrey J. Steiner will have a significant influence on the election of directors and any other business that may come before the meeting.

ITEM 13.  CERTAIN TRANSACTIONS

RELATIONSHIPS BETWEEN THE COMPANY AND FAIRCHILD

     General Statement. The Company may be subject to various conflicts of interest arising out of the relationships among it, Fairchild and their respective affiliates, such as the purchase and sale of products in the ordinary course of business, the purchase and sale of a business between the two companies and a business opportunity of interest to both companies.
Although no specific measures to resolve such conflicts of interest have been formulated, management of the Company has a fiduciary obligation to deal fairly and in good faith with the Company, and will exercise reasonable judgment and take such steps as they may then, under all the circumstances, deem necessary in resolving any specific conflict of interest which may occur and what, if any, specific measures such as retention of an independent advisor, independent counsel or special committee as they may determine to be necessary or appropriate under the circumstances. Fairchild is a substantial shareholder of the Company. Messrs. Jeffrey Steiner (CEO and Director of the Company), Michael Alcox (Director of the Company) and Eric Steiner (Senior Vice President and Director of the Company) are officers, directors and shareholders of Fairchild.

     Fasteners. The Fastener Group of Fairchild, particularly Screwcorp, Voi-Shan, Tridair and Camloc, has historically been a supplier of fasteners to the Company, and the Company also competes with them, in the sale to some end users. All transactions between the Company and Fairchild have been and will continue to be on terms that are no less favorable to the Company than those that might be obtained in arms-length transactions with unaffiliated third parties. Sales to Fairchild amounted to approximately $122,000 and purchases from Fairchild amounted to approximately $9,384,000 for the fiscal year ended March 31, 1997.

     Building Lease and Services. The Company entered into a lease with Fairchild on April 1, 1996 to lease approximately 10,000 square feet of office space in the Fairchild building for a term of ten years with the option to terminate the lease after five years. The annual lease rate is approximately $170,000 subject to escalation. The Company has a letter agreement with Fairchild in which Fairchild provides tax preparation and consulting services to the Company. The agreement terminates on September 30, 1997. The annual fee for the tax services rendered is $98,000. The Company has a letter agreement with Fairchild pursuant to which Fairchild's in-house attorneys provide legal services to the Company. This agreement is on a month-to-month basis and the Company pays Fairchild $12,500 per month. As a result, Fairchild's General Counsel (Donald E. Miller) also serves as General Counsel for the Company. The Company has a letter agreement with Fairchild in which the Company provides accounting and financial reporting services to Fairchild. This agreement is on a month-to-month basis and Fairchild pays the Company $15,500 per month. In addition, an indirect 41% affiliate of Fairchild (Shared Technologies Fairchild, Inc.), provides the Company with communication services for the office space in the Fairchild building as well as at substantially all subsidiary locations. All services are provided in the normal course of business and are on terms that are no less favorable to the Company than those that might be obtained in arms-length transactions with unaffiliated third parties.

     Joint Marketing. The Company is a party to several agreements with Fairchild which provide for various methods of expense sharing related to combined sales and marketing efforts to obtain customers in foreign countries. As of March 31, 1997, the Company had contributed less than $125,000 under these agreements. Fairchild and the Company will share commission income to the extent commissions exceed expenses. No such commissions have been received to date.

     Tax Indemnity Agreement. Under a Tax Indemnity Agreement ("Tax Indemnity"), Fairchild has agreed to indemnify the Company from and against any federal, state, local and foreign income, franchise, withholding and alternative minimum taxes (including interest, additions to tax and penalties with respect thereto) for periods ending on or before August 2, 1990 when the sale of 52.8% of the Common Stock was sold in the IPO. The Company has agreed to pay Fairchild for any tax savings it realizes after the IPO as a result of adjustments to, or utilization of net operating loss or tax credit carryforwards attributable to, income tax returns for prior periods. Although Fairchild has agreed to indemnify the Company for taxes for periods ending on or before the IPO, the Tax Indemnity is not binding upon either the IRS or upon state, local or foreign taxing authorities, any of which are permitted to collect from the Company all relevant taxes owed by the Company and, in certain instances, by Fairchild and its subsidiaries for periods covered by the Tax Indemnity. The effectiveness of the Tax Indemnity is therefore dependent on the ability of Fairchild to pay amounts owed, if any, under the Tax Indemnity.

     Registration Rights. As long as Fairchild owns 15% or more of the issued and outstanding Common Stock, it has the unlimited right to require the Company to use its best efforts pursuant to a Registration Rights Agreement to register, under the Agreement, all the shares of Common Stock beneficially owned by Fairchild at any time and from time to time, at Fairchild's expense. In addition, Fairchild has piggyback registration rights that are subject to certain limitations.

     Indebtedness. On October 17, 1996, the Company borrowed $5.0 million from RHI Holdings, Inc. (a Fairchild subsidiary) ("RHI"); such amount was repaid on March 27, 1997; interest expense pursuant to such indebtedness was $156,000. In addition, on December 20, 1996, the Company entered into a Subordinated Loan Agreement with RHI, pursuant to which RHI agreed to lend the Company up to $30.0 million for acquisitions to be consummated by the Company. The initial interest rate under such loan agreement was 10.0% per annum. Payment under such loan agreement was due on the earlier of completion of the Company's Rights Offering or November 15, 2003. The Company borrowed an aggregate of $28.0 million from RHI under such loan, of which $16 million was used for a subsidiary to acquire PB Herndon Company (a specialty fastener distributor to the aerospace industry), and the balance was used for working capital. On June 25, 1997, pursuant to the Company's Rights Offering, such indebtedness ($28.0 million in principal) was satisfied by the issuance of 3,043,478 shares of Preferred Stock to RHI and its affiliates.

     Stock Exchange Agreement. The Company entered into a Stock Exchange Agreement with Fairchild, effective May 12, 1997, pursuant to which the Company may acquire Fairchild Scandinavian Bellyloading Company AB from Fairchild in exchange for 230,000 shares of Common Stock initially. This transaction was approved by a special committee of the Board of Directors, and was approved by the Company's stockholders at a meeting on June 18, 1997. Under the terms of the Stock Exchange Agreement, Fairchild could terminate the agreement if it sold Fairchild Scandinavian Bellyloading Company AB to a third party by reason of an unsolicited offer, provided that Fairchild pays the Company a reasonable termination fee and the Company's out-of-pocket expenses. Fairchild exercised its option to terminate the Stock Exchange Agreement on July 1, 1997.

     Acquisition of Preferred Stock. On May 23, 1997, the Company granted all its stockholders certain rights to purchase Preferred Stock (Series A Convertible Paid-in-Kind Preferred Stock, $.01 par value). On June 18, 1997, Fairchild exercised its rights to acquire 3,085,885 shares of Preferred Stock for $28,390,142.

     Joint Insurance. The Company and Fairchild have entered into a joint insurance policy which provides, among other coverages, for a combined annual aggregate limit for the Company and Fairchild of $100 million related to certain earthquake exposures. The Company and Fairchild have entered into an agreement addressing the resolution process to be applied in the event that both companies suffer damages from earthquakes aggregating in excess of the $100 million limit.

OTHER TRANSACTIONS

     Mr. Samuel J. Krasney, a Director of the Company, entered into a sublease agreement with the Company for 1,500 square feet of office space which is a portion of what was formerly the corporate headquarters in Cleveland, Ohio. The lease term commenced on October 1, 1993 and expires on October 31, 1998. The annual rent is approximately $19,600 and is based on competitive market conditions for similar office space.

     In fiscal 1995, Mr. Steiner had suggested to the management of the Company that it should consider purchasing a certificate of deposit from a Turkish bank because he believed that by establishing a relationship with one of the Turkish banks, the Company might be provided additional opportunities to expand its business in Turkey. Following Mr. Steiner's suggestion, the Company purchased a $750,000 certificate of deposit (the "Certificate") from Marmara Bankasi A.S., which was subsequently forced by governmental action to cease business. Because he had suggested this involvement, Mr. Steiner agreed that he would attempt to effect collection of the Certificate and would have one of his affiliates purchase the Certificate from the Company for $750,000, payable over two years. Mr. Steiner's affiliate has paid the Company $500,000, but has received no payments from the issuer of the Certificate. In May 1996, the Board of Directors decided that the entire loss on the Certificate should not be borne by Mr. Steiner's affiliate; therefore, the Board agreed to make the last $250,000 payment conditional upon the collection of any proceeds received by the affiliate from the Certificate. The Turkish bank subsequently filed for Bankruptcy; accordingly, the Company has determined that the balance of the indebtedness relating to the Certificate ($250,000) is uncollectible, and has fully reserved for the debt.

     The Company pays for a chartered aircraft used from time to time for business related travel. The owner of the chartered aircraft is a company 51% owned by an immediate family member of Mr. Jeffrey Steiner. Cost for such flights charged to the Company are comparable to those charged in arm's length transactions between unaffiliated third parties. Payments by the Company in fiscal 1997 were approximately $137,000.

                                   SIGNATURES

    PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                        BANNER AEROSPACE, INC.

                                        BY:  /s/ WARREN D. PERSAVICH
                                           ------------------------------
                                                WARREN D. PERSAVICH
                                             SENIOR VICE PRESIDENT AND
                                              CHIEF FINANCIAL OFFICER
                                           (PRINCIPAL FINANCIAL OFFICER)

Date:  July 29, 1997