Form 10-Q
period 1997-06-30
BANNER AEROSPACE INC
filed 1997-08-14
CIK 863445

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)

  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
------   EXCHANGE ACT OF 1934


For the Quarterly Period Ended June 30, 1997

                                      OR

------ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-10561

                           BANNER AEROSPACE, INC.
           ------------------------------------------------------
           (Exact name of Registrant as specified in its charter)

           DELAWARE                                        95-2039311
----------------------------------------         ------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                       Identification No.)

300 WEST SERVICE ROAD, PO BOX 20260
WASHINGTON, DC                                                20041
----------------------------------------         ------------------------------
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code          (703) 478-5790
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

                              YES    X        NO
                                  -------        ---------


    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                 Outstanding at
               Title of Class                    July 31, 1997
               --------------                    -------------
        Common Stock, $1.00 Par Value             23,429,277

                             BANNER AEROSPACE, INC.

                               TABLE OF CONTENTS


                                                                                                          Page
                                                                                                          ----
Part I. Summarized Financial Information:

        Consolidated Balance Sheets as of June 30, 1997 and March 31, 1997.............................    3-4

        Consolidated Income Statements for the Three Months ended June 30, 1997 and 1996...............      5

        Consolidated Statements of Cash Flows for the Three Months ended June 30, 1997 and 1996........      6

        Notes to Summarized Financial Information......................................................   7-13

        Management's Discussion and Analysis of the Financial Condition and Results of Operations......  14-16

Part II. Other Information.............................................................................  17-20

                                     Part I
                      A. Summarized Financial Information

                    BANNER AEROSPACE, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                        JUNE 30, 1997 AND MARCH 31, 1997


                                     ASSETS

(In thousands)
                                                                      (unaudited)
                                                                       June 30,               March 31,
CURRENT ASSETS:                                                          1997                   1997
--------------                                                    ------------------    -------------------
  Receivables, less allowances of $4,499 at June 30, 1997 and
    $4,420 at March 31, 1997                                      $           83,869    $            64,382
  Inventories                                                                271,533                253,781
  Future tax benefits                                                         11,307                 11,307
  Other current assets                                                         8,792                 11,375
                                                                  ------------------    -------------------

                                                                             375,501                340,845
                                                                  ------------------    -------------------
PROPERTY, PLANT AND EQUIPMENT (AT COST):
---------------------------------------

  Land                                                                           453                    453
  Buildings and improvements                                                   7,603                  9,519
  Machinery and equipment                                                     18,176                 19,408
                                                                  ------------------    -------------------
                                                                              26,232                 29,380
   Accumulated depreciation                                                  (10,301)               (14,046)
                                                                  ------------------    -------------------
                                                                              15,931                 15,334
                                                                  ------------------    -------------------
OTHER ASSETS:
------------

  Cost in excess of net tangible assets of purchased                          32,929                 33,003
    businesses, net
  Other                                                                        4,075                  4,719
                                                                  ------------------    -------------------
                                                                              37,004                 37,722
                                                                  ------------------    -------------------
TOTAL ASSETS                                                      $          428,436    $           393,901
                                                                  ==================    ===================



    The accompanying notes to summarized financial information are an integral part of these consolidated balance sheets.

                                     Part I
                      A. Summarized Financial Information

                    BANNER AEROSPACE, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                        JUNE 30, 1997 AND MARCH 31, 1997


                      LIABILITIES AND STOCKHOLDERS' EQUITY

(In thousands)
                                                                     (unaudited)
                                                                      June 30,              March 31,
CURRENT LIABILITIES:                                                    1997                  1997
-------------------                                               ------------------    -------------------
 Current maturities of long-term debt                             $              299    $               301
 Accounts payable                                                             49,577                 38,864
 Accrued overhaul costs                                                       11,192                  6,845
 Other                                                                        22,864                 24,177
                                                                  ------------------    -------------------

                                                                              83,932                 70,187
                                                                  ------------------    -------------------
LONG-TERM LIABILITIES:
---------------------

 Long-term debt, less current maturities                                     149,173                165,148
 Other                                                                         7,991                  8,371
                                                                  ------------------    -------------------

                                                                             157,164                173,519
                                                                  ------------------    -------------------

TOTAL LIABILITIES                                                            241,096                243,706
                                                                  ------------------    -------------------
STOCKHOLDERS' EQUITY:
--------------------
  Preferred stock, $.01 par value, 10,000 shares authorized,
    3,711 shares issued and outstanding at June 30, 1997 and
    no shares authorized, issued and outstanding at March 31,
    1997                                                                          37                    ---
  Common stock, $1.00 par value, 50,000 shares authorized,
    23,424 shares issued and outstanding at June 30, 1997 and
    30,000 shares authorized, 23,420 shares issued and
    outstanding at March 31, 1997

                                                                              23,424                 23,420
  Paid-in capital                                                            147,093                113,236
  Retained earnings                                                           16,786                 13,539
                                                                  ------------------    -------------------

TOTAL STOCKHOLDERS' EQUITY                                                   187,340                150,195
                                                                  ------------------    -------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $          428,436    $           393,901
                                                                  ==================    ===================



    The accompanying notes to summarized financial information are an integral part of these consolidated balance sheets.

                                     Part I
                      A. Summarized Financial Information

                    BANNER AEROSPACE, INC. AND SUBSIDIARIES
                         CONSOLIDATED INCOME STATEMENTS
             FOR THE THREE (3) MONTHS ENDED JUNE 30, 1997 AND 1996

The consolidated income statements for the three (3) months ended June 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year and are subject to audit at year end.

                                                                                  (unaudited)
(In thousands, except per share data)                                         For the Three Months
                                                                                  Ended June 30,
                                                                      -------------------------------------
                                                                           1997                  1996
                                                                      ----------------       ---------------
Net sales                                                             $        116,930       $       94,276

Cost of goods sold                                                              83,385               69,074
                                                                      ----------------       ---------------
 GROSS PROFIT                                                                   33,545               25,202

Selling, general and administrative expenses                                    24,186               20,343
                                                                      ----------------       ---------------
 OPERATING INCOME                                                                9,359                4,859

Interest expense, net                                                            4,032                2,672
                                                                      ----------------       ---------------
 INCOME BEFORE TAXES                                                             5,327                2,187

Provision for taxes                                                              2,080                  870
                                                                      ----------------       ---------------
 NET INCOME                                                           $          3,247       $        1,317
                                                                      ================       ===============
Preferred stock dividends
                                                                                    49                  ---
                                                                      ----------------       ---------------

  NET INCOME AVAILABLE FOR COMMON SHAREHOLDERS                        $          3,198       $        1,317
                                                                      ================       ===============

Earnings per common share                                             $           0.14       $         0.06
                                                                      ================       ===============

Weighted average number of common shares                                        23,424               23,400
                                                                      ================       ===============




    The accompanying notes to summarized financial information are an integral part of these consolidated income statements.

                                     Part I
                      A. Summarized Financial Information

                    BANNER AEROSPACE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE (3) MONTHS ENDED JUNE 30, 1997 AND 1996

                                                                      (unaudited)               (unaudited)
(In thousands)                                                           1997                       1996
                                                                   -----------------          ----------------
CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
------------------------------------------------------
Net income                                                         $           3,247          $          1,317
 Adjustments to reconcile net income to net cash provided by
  (used for) operating activities--
   Depreciation and amortization                                               1,325                     1,093
   Change in receivables                                                     (19,487)                     (353)
   Change in inventories                                                     (17,752)                  (10,538)
   Change in payables and accrued liabilities                                 13,747                     8,507
   Change in other accounts                                                    2,403                       328
                                                                   -----------------          ----------------
    Net cash provided by (used for) operating activities                     (16,517)                      354
                                                                   -----------------          ----------------

CASH FLOWS USED FOR INVESTING ACTIVITIES:
----------------------------------------
Acquisition of property, plant and equipment                                  (1,404)                   (1,041)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
-------------------------------------------
Repayment of subordinated loan                                               (28,000)                      ---
Net borrowings of revolver                                                    12,100                       600
Repayments on other debt                                                         (77)                      ---
Issuance of preferred stock                                                   33,877                       ---
Exercise of stock options                                                         21                        87
                                                                   -----------------          ----------------
       Net cash provided by financing activities                              17,921                       687
                                                                   -----------------          ----------------
NET CHANGE IN CASH                                                               ---                       ---
CASH, BEGINNING OF PERIOD                                                        ---                       ---
                                                                   -----------------          ----------------
CASH, END OF PERIOD                                                $             ---          $            ---
                                                                   =================          ================



    The accompanying notes to summarized financial information are an integral part of these consolidated statements of cash flows.

                                     Part I
                  A. Notes to Summarized Financial Information

                    BANNER AEROSPACE, INC. AND SUBSIDIARIES
                             JUNE 30, 1997 AND 1996
                (In thousands of dollars except per share data)

    The condensed financial information included herein has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. Although the Company believes that the following disclosures are adequate to make the information presented not misleading, it is suggested that this condensed financial information be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Form 10-K for the fiscal year ended March 31, 1997.

1)  Significant Accounting and Reporting Policies

    Description of the Business

    The Company is a leading international supplier to the aerospace industry. The Company's products are divided into three product groups: hardware, rotables and engines. Hardware includes bearings, nuts, bolts, screws, rivets and other types of fasteners. Rotables include flight data recorders, radar and navigation systems, instruments, landing gear and hydraulic and electrical components. Engines include jet engines, engine parts and engine leasing for use on both narrow and wide body aircraft and smaller engines for corporate and commuter aircraft. The Company provides a number of services such as immediate shipment of parts in aircraft on ground situations. The Company also provides products to original equipment manufacturers and subcontractors ("OEMs") in the aerospace industry under just-in-time and inventory management programs. The Company, through its subsidiaries, distributes its products in the United States and abroad to most of the world's commercial airlines, and to air cargo carriers, as well as many OEMs, other distributors, fixed-base operations, corporate aircraft operators and other aerospace and non-aerospace companies.

2)  Earnings Per Common Share

    Earnings per common share is calculated based on net income available to common shareholders divided by the weighted average number of shares
outstanding.   Stock options are excluded from the calculation of earnings per common shares as they would be non-dilutive (see Note 5 in the notes to summarized financial information for detail on stock options).


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


4)  Credit Agreement

    On August 2, 1995, the Company entered into a credit agreement ("Credit Agreement") that provides for working capital and potential acquisitions. On July 1, 1996, the Company amended the Credit Agreement ("Amended and Restated Credit Agreement") to provide additional financing as well as require that loans made to the Company will not exceed a defined borrowing base which is based upon a percentage of eligible inventories and accounts receivables. On December 12, 1996, the Company amended the Amended and Restated Credit Agreement ("Second Amended and Restated Credit Agreement") to provide additional financing and approve the incurrences of subordinated debt and certain acquisitions. The facility under the Second Amended and Restated Credit Agreement includes i) a $55,000 six-year term loan ("Term Loan"); ii) a $30,000 seven-year term loan ("Tranche B Loan"); iii) a $40,000 six-year term loan ("Tranche C Loan"); and iv) a $71,500 six-year revolving credit facility ("Revolver"). On March 31, 1997, the Company borrowed $40,000 under the Tranche C Loan. The Term Loan, Tranche B Loan and Tranche C Loan require certain semi-annual payments which occur on February 1 and August 1 of each year.

    The Term Loan and Revolver bear interest at prime plus 1/4 % to 1 1/2% or London Interbank Offered Rate ("LIBOR") plus 1 1/2% to 2 3/4% based upon certain performance criteria. As a result of the Company's performance level through March 31, 1997, borrowings under the Term Loan and Revolver bore interest at prime plus 3/4% and LIBOR plus 2% for the quarter ended June 30, 1997. The Tranche B Loan bears interest at prime plus 1 3/4% or LIBOR plus 3.0%. The interest rate for the Tranche C Loan is initially prime plus 1 1/2% or LIBOR plus 2 3/4%. The interest rate under the Tranche C Loan may decrease, after September 30, 1997, by 1/4% if the Company meets certain performance criteria. As a result of the Company's performance level through June 30, 1997, borrowings under the Term Loan and Revolver will bear interest at prime plus 3/4% and LIBOR plus 2% for the quarter ending September 30, 1997. The Revolver was subject to a nonuse fee of 55 basis points of the unused availability for the quarter ended June 30, 1997 and is subject to a nonuse fee of 40 basis points of the unused availability for the quarter ending September 30, 1997.

    The Second Amended and Restated Credit Agreement contains certain financial and nonfinancial covenants which the Company is required to meet on a quarterly basis. The financial covenants include a minimum net worth, and minimum ratios of interest coverage, fixed charges and debt to earnings before interest, taxes, depreciation and amortization. The Company also has certain limitations on the incurrence of additional debt and has restrictions on cash dividends and distributions on the capital stock of the Company in that the aggregate amount of such cash dividends and distributions may not exceed $150 in any fiscal year. At June 30, 1997, the Company was in compliance with all covenants under the Second Amended and Restated Credit Agreement. Substantially all of the Company's assets are pledged as collateral under the Second Amended and Restated Credit Agreement.

    In September 1995, the Company entered into several interest rate hedge agreements ("Hedge Agreements") to manage its exposure to increases in interest rates on its floating rate debt. The Company entered into the Hedge Agreements with two of its major lenders to provide interest rate protection on $60,000 of debt for a period of five years. Effectively, the Hedge Agreements provide for 90 day LIBOR caps of 6.6% to 7.0%. If the 90 day LIBOR drops below the LIBOR floors of 4.9% to 5.3%, the Company will be required to pay interest at floor rates of 5.9% to 6.1%. The above rates exclude any spread above LIBOR. No cash outlay was required as the cost of the cap was offset by the sale of the floor.

    In November 1996, the Company entered into an additional hedge agreement ("Additional Hedge Agreement") with one of its major lenders to provide interest rate protection on an additional $20,000 of debt for a period of three years. Effectively, the Additional Hedge Agreement provides for a 90 day LIBOR cap of 7.3%. If the 90 day LIBOR drops below 5.0%, the Company will be required to pay interest at a floor rate of 5.8%. No cash outlay was required to obtain the Additional Hedge Agreement as the cost of the cap was offset by the sale of the floor.

    The Company recognizes interest expense under the provisions of the Hedge Agreements and Additional Hedge Agreement based on the fixed rate. The Company is exposed to credit loss in the event of non-performance by the lenders, however, such non-performance is not anticipated.


5)  Stock Options

    The Company's Non-Qualified and Incentive Stock Option Plan (the "1990 Stock Option Plan"), adopted in August 1990, authorizes the granting of options at not less than the fair market value of the stock at the time of the granting of the options. On September 13, 1996, the stockholders approved an amendment to the 1990 Stock Option Plan to increase the number of shares of its common stock ("Common Stock") authorized to be issued under the 1990 Stock Option Plan and to extend the period under which options may be exercised. The Company has reserved for issuance two million shares of Common Stock under the 1990 Stock Option Plan. The option price is payable in cash or, with the approval of the compensation and stock option committee of the Board of Directors, in shares of Common Stock, valued at fair market value at the time of exercise. The 1990 Stock Option Plan terminates in the year 2000; however, all stock options outstanding as of August 2, 2000 shall continue to be exercisable pursuant to their terms. Under the 1990 Stock Option Plan, all options granted are for a term of seven years. Options granted on or before August 1, 1993 may be immediately exercisable and options granted subsequent to August 1, 1993 vest over a period of three to four years.

    On September 13, 1996, the stockholders approved the 1996 Non-Employee Director Stock Option Plan (the "NED Stock Option Plan"). The Company has reserved for issuance 150,000 shares of Common Stock under the NED Stock Option Plan which terminates in the year 2006. However, all stock options outstanding as of May 29, 2006 shall continue to be exercisable pursuant to their terms. The option price is payable in cash or, with the approval of the compensation and stock option committee of the Board of Directors, in shares of Common Stock, valued at fair market value at the time of exercise. All options are for a term of five years and vest immediately upon issuance of the grant. Each newly elected non-employee director shall be granted an option for 5,000 shares of Common Stock and on the date of each succeeding annual meeting, each non-employee director elected at such meeting shall be granted an option for 1,000 shares of Common Stock. On September 13, 1996, options for 40,000 shares of Common Stock were granted to non-employee directors. In addition, non-employee directors were granted options for 67,000 shares of Common Stock prior to the approval of the NED Stock Option Plan.

        Stock option activity under the 1990 Stock Option Plan, the NED Stock Option Plan and non-employee director options granted prior to the approval of the NED Stock Option Plan for fiscal year 1998 is as follows:



                                                                 Weighted
                                                                  average
                                                                 exercise
                                                    Shares         price
                                                   ---------    ----------
    Outstanding at March 31, 1997                  1,055,700         $5.82
    Granted                                          298,000         $7.63
    Exercised                                         (4,000)        $5.13
    Terminated                                          (500)        $6.88
    Expired                                              ---           ---
                                                   ---------
    Outstanding at June 30, 1997                   1,349,200         $6.22
                                                   =========



    At June 30, 1997, 1,242,200 of the 1,349,200 options outstanding relate to the 1990 Stock Option Plan and have exercise prices between $4.75 and $9.38 per share. All fiscal 1998 activity relates to the 1990 Stock Option Plan. The remaining 107,000 options relate to the NED Stock Option Plan and non-employee director options granted prior to the approval of the NED Stock Plan and have exercise prices between $4.63 and $8.13 per share.


6)  Acquisitions

    On January 16, 1997, the Company, through its subsidiary, Dallas Aerospace, Inc., acquired 100.0% of the outstanding stock of PB Herndon Company ("PB Herndon") from the shareholders of PB Herndon ("Sellers"). PB Herndon, located near St. Louis, Missouri, is a distributor of specialty fastener lines and other aerospace related components. At closing, the cash purchase price of $14.7 million was paid to the Sellers. The purchase price was based upon PB Herndon's net assets as of September 30, 1996 plus capital contributions made by the Sellers after August 31, 1996. In addition, the Company paid $1.3 million to the Sellers to repay loans made from the Sellers to PB Herndon. To finance the acquisition of PB Herndon, the Company borrowed $16.0 million under a subordinated loan agreement (see Note 7 in the notes to summarized financial information) with RHI Holdings, Inc., a wholly-owned subsidiary of The Fairchild Corporation ("Fairchild"). This acquisition was accounted for using the purchase method of accounting. The excess of the purchase price over the net tangible assets acquired is being amortized over 40 years.

    The supplemental pro forma information for the three months ended June 30, 1996 would have been net sales, $97.9 million; gross profit, $26.2 million; income from operations before interest and taxes, $4.8 million; net income, $1.1 million; earnings per common share, $0.05; and 23,400 weighted average shares outstanding.



7)  Related Party Transactions

    The Company entered into a Stock Exchange Agreement with Fairchild, effective May 12, 1997, pursuant to which the Company could acquire Fairchild Scandinavian Bellyloading Company AB from Fairchild in exchange for 230,000 shares of Common Stock initially. This transaction was approved by a special committee of the Board of Directors, and was approved by the Company's stockholders at a meeting on June 18, 1997. Under the terms of the Stock Exchange Agreement, Fairchild could terminate the agreement if it sold Fairchild Scandinavian Bellyloading Company AB to a third party by reason of an unsolicited offer, but Fairchild would be obligated to pay the Company a reasonable termination fee and the Company's out-of-pocket expenses. On July 1, 1997, Fairchild exercised its option to terminate the Stock Exchange Agreement.

    On December 20, 1996, the Company entered into an unsecured subordinated loan agreement ("Subordinated Loan") with RHI Holdings, Inc. ("RHI"), which is a wholly-owned subsidiary of Fairchild. The purpose of the Subordinated Loan was to provide funds for acquisitions and any necessary future working capital requirements of the acquired companies. The Subordinated Loan bore interest at 10.0% per annum for the period commencing on the date of the initial draw and continuing for a period of six months from the initial draw date. Thereafter, the Subordinated Loan bore interest at 11.2% per annum. The principal and accrued interest were deferred until the maturity date of November 15, 2003, subject to acceleration in certain events specified in the Subordinated Loan. A commitment fee of 1.5% per annum for six months from the initial draw date, and 3.0% per annum thereafter, was accrued and payable on the last day of each month, based on the balance outstanding. As of March 31, 1997, the Company had borrowed $28,000 under the Subordinated Loan, to fund the purchase of PB Herndon and other working capital requirements. The Subordinated Loan was repaid in June 1997 as a result of the preferred stock issuance. Interest paid to RHI from December 1996 to June 1997 totaled $1,047.

    On May 23, 1997, the Company granted all its stockholders certain rights to purchase Series A Convertible Paid-in-Kind Preferred Stock, $.01 par value. On June 19, 1997, the Company issued 3,085,885 shares of preferred stock for $28,390,142. The total number of shares of preferred stock issued was 3,710,955 for total net proceeds of $33,876,314.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL

                      CONDITION AND RESULTS OF OPERATIONS



THREE (3) MONTHS ENDED JUNE 30, 1997 AND 1996


                                                1997                     1996                    Increase
                                        -------------------      -------------------        -----------------
(In thousands)                             $           %            $           %             $           %
                                        -------     -------      ------      -------        ------    -------
Net sales                               116,930      100.0       94,276        100.0        22,654       24.0
Cost of goods sold                       83,385       71.3       69,074         73.3        14,311       20.7
                                        -------     ------       ------      -------        ------    -------
 Gross profit                            33,545       28.7       25,202         26.7         8,343       33.1
Selling, general & administrative
 expenses                                24,186       20.7       20,343         21.5         3,843       18.9
                                        -------     ------       ------      -------        ------    -------
 Operating income                         9,359        8.0        4,859          5.2         4,500       92.6
Interest expense, net                     4,032        3.4        2,672          2.9         1,360       50.9
                                        -------     ------       ------      -------        ------    -------
 Income before taxes                      5,327        4.6        2,187          2.3         3,140      143.6
Provision for taxes                       2,080        1.8          870          0.9         1,210      139.1
                                        -------     ------       ------      -------        ------    -------
 Net income                               3,247        2.8        1,317          1.4         1,930      146.5
                                        =======     ======       ======      =======        ======    =======



    Operating Results

    Net sales for the three months ended June 30, 1997 increased $22,654 or 24.0% over the comparable prior period. This increase was primarily due to higher sales recorded by the hardware group, attributable in part to sales of $5.5 million recorded by PB Herndon which was acquired in January 1997 (see
Note 6 in the notes to summarized financial information). The sales of the hardware group also increased due to incremental sales to commercial airlines and OEMs. The sales of the engine group increased compared to the prior period, primarily due to increased sales of turbine parts and engine management, partially offset by lack of aircraft sales which had accounted for $6.0 million in sales the prior period. In addition, the sales of the rotable group increased compared to the prior period, primarily due to increased sales to other distributors and incremental sales from a new product line.

    The gross profit percentage for the three months ended June 30, 1997 increased to 28.7% compared to 26.7% for the prior period. This increase was primarily attributable to higher gross margins earned by the hardware group, due in part to the acquisition of PB Herndon and to the engine group, due to a lack of aircraft sales in the current period, which have significantly lower margins. In addition, the rotable group reported increased gross margins.

    Selling, general and administrative ("SG&A") expenses as a percentage of sales declined from 21.5% for the three months ended June 30, 1996 to 20.7% for the current period. For the three months ended June 30, 1997, SG&A expenses increased by $3.8 million or 18.9% over the comparable prior period. This increase in SG&A expenses was primarily due to incremental SG&A expenses as a result of the acquisition of PB Herndon, as well as an increase in SG&A expenses due to increased sales.


    Interest Expense

    Interest expense for the three months ended June 30, 1997 increased $1.4 million or 50.9% compared to the prior period, resulting from an increase from $116 million in the average outstanding debt balance during the prior period, to $172 million in the current period. In addition, interest expense was affected by a slight increase in the weighted average interest rate to 9.2% in the current period compared to 8.9% in the prior period. Interest expense also includes the amortization of deferred loan costs and charges for nonuse fees, agency fees and compensating balances.

    Provision for Taxes

    The provision for taxes for the three months ended June 30, 1997 and 1996 amounted to $2.1 million and $0.9 million, respectively. The effective tax rate for the three months ended June 30, 1997 and 1996 was 39.0% and 39.8%, respectively.


    Liquidity

    The following table presents certain liquidity ratios of the Company at June 30, 1997 and March 31, 1997.

                                        June 30, 1997           March 31, 1997
                                    --------------------    --------------------
    Current ratio                           4.47:1                  4.86:1
    Debt to equity                          0.80:1                  1.10:1





    At June 30, 1997, the Company had total debt outstanding of $149.5 million, the majority of which was under the Credit Agreement. As of June 30, 1997, the Second Amended and Restated Credit Agreement provided for up to $185.9 million of borrowings for working capital, capital expenditures and potential acquisitions, subject to certain conditions and a borrowing base. Cash flow from operations, along with funds available under the Second Amended and Restated Credit Agreement, should be adequate to finance the Company's operations in fiscal 1998 (refer to Note 4 in the notes to summarized financial information). The Company had no other material capital commitments or planned expenditures as of June 30, 1997.

    Net cash used by operating activities for the three months ended June 30, 1997 amounted to $16.5 million; and net cash provided by operating activities for the three months ended June 30, 1996 was $0.3 million. The primary use of cash for operating activities for the three months ended June 30, 1997 was an increase in receivables and inventories in the amount of $19.5 million and $17.8 million, respectively. The primary source of cash from operating activities for the three months ended June 30, 1997 was an increase in the amount of $13.7 million in payables and accrued liabilities, along with scheduled depreciation and amortization expense of $1.3 million. The increase in receivables is due to increased sales through June 30, 1997. The increases in inventories and payables and accrued liabilities are the result of an increase in anticipated sales volume. The primary source of cash from operating activities for the three months ended June 30, 1996 was an increase in the amount of $8.5 million in payables and accrued liabilities, along with scheduled depreciation and amortization expense of $1.1 million. The primary use of cash for operating activities for the three months ended June 30, 1996 was an increase in inventories in the amount of $10.5 million.

    Net cash used for investing activities for the three months ended June 30, 1997 and 1996 amounted to $1.4 million and $1.0 million, respectively. These amounts represent capital expenditures, net of proceeds from the sale of fixed assets.

    Net cash provided by financing activities for the three months ended June 30, 1997 and 1996 amounted to $17.9 million and $0.7 million, respectively.
Net cash provided by financing activities for the three months ended June 30, 1997 are the result of proceeds received in the amount of $33.9 million from the preferred stock rights offering, and net borrowings in the amount of $12.1 million on the revolver, partially offset by repayment of the subordinated loan with RHI in the amount of $28.0 million (refer to Note 7 in the notes to summarized financial information). Net cash provided by financing activities for the three months ended June 30, 1996 is the result of net borrowings on the revolver.

                          MANAGEMENT REPRESENTATION

    The information furnished in this Form 10-Q for the interim period ended June 30, 1997 reflects all adjustments which are, in the opinion of management, all of a normal recurring nature and are necessary to present a fair statement of the results for the interim period.

                                   Part II


                              OTHER INFORMATION

Item 2.  Changes in Securities

         In conjunction with the approval of the matter discussed in Item 4, proposal 4 below, Banner Aerospace, Inc. issued to holders of shares of its Common Stock, non-transferable rights (the "Rights") to subscribe for shares of Series A Convertible Paid-in-Kind Preferred Stock, par value $.01 per share (the "Preferred Stock"). The Preferred Stock pays semi-annual dividends at the rate of 7.5% per annum of the liquidation value of $9.20 per share. Dividends are payable in additional shares of Preferred Stock except for fractional interests which are payable in cash. The Preferred Stock is convertible into Common Stock at the conversion price of $9.20 per share, resulting in a one to one share conversion, at any time at the election of the holder and, to the extent not previously converted, will automatically be converted into Common Stock on June 23, 2002. Each holder of Common Stock on May 23, 1997 received one Right for every 4.5 shares of Common Stock held. The Rights expired on June 18, 1997. On June 19, 1997, Banner Aerospace, Inc. issued 3,710,955 shares of Preferred Stock for $33,876,314 of net proceeds.


Item 4.  Submission of Matters to a Vote of Security Holders

         On June 18, 1997, the Banner Aerospace, Inc. held a Special Meeting of Stockholders of the Company to vote on the following four proposals:
         Proposal 1 -- the acquisition by the Company from RHI Holdings, Inc. of Fairchild Scandinavian Bellyloading Company AB and Scandinavian Bellyloading International, Inc.; Proposal 2 -- the adoption of an amendment to Article FOURTH of the Company's Restated Certificate of Incorporation (the "Certificate of Incorporation") to increase the total number of shares of capital stock which the Company has the authority to issue from 30,000,000 to 60,000,000; Proposal 3 -- the adoption of an amendment to Article FOURTH of the Certificate of Incorporation to increase the number of authorized shares of Company Common from 30,000,000 to 50,000,000; and Proposal 4 -- the adoption of an amendment to Article FOURTH of the Certificate of Incorporation to create a new class of Preferred Stock, par value $.01 per share, and to give the Company the authority to issue 10,000,000 shares of such Preferred Stock. All of the above proposals were approved, as follows:




                                                                                Broker          Total
    Matter           For          Against        Withheld       Abstained      Non-Votes        Votes
--------------     -----------    ------------  ------------   ------------   ------------   -------------
Proposal 1         20,680,042        511,020           7,069            ---            ---      21,198,131
Proposal 2         18,813,342      2,378,834           5,955            ---            ---      21,198,131
Proposal 3         20,346,037        846,134           5,960            ---            ---      21,198,131
Proposal 4         18,708,063      2,482,903           7,165            ---            ---      21,198,131

Item 6.  Exhibits and Reports on Form 8-K

         (a)     Exhibits



                 3 (h) Amendment to Article 4 of the Company's Restated Certificate of Incorporation (creating a new class of preferred stock), filed with the Delaware Secretary of State on June 18, 1997, incorporated herein by reference to Exhibit 3.2 of the Company's Registration Statement No. 333-22275 on Form S-3 effective May 13, 1997.



                 4 (e) Certificate of Designations, Preferences, Rights and Limitations of Series A Convertible Paid-in-Kind Preferred Stock, filed with the Delaware Secretary of State on June 18, 1997, incorporated herein by reference to Exhibit 4.3 of the Company's Registration Statement No. 333-22275 on Form S-3 effective May 13, 1997.



                 *27      Financial Data Schedule (For SEC Use Only)



         (b)     Reports on Form 8-K

                 There have been no reports on Form 8-K filed during the quarter.


-----------------------------
* Filed herewith

SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    BANNER AEROSPACE, INC.





                                    By       /s/     WARREN D. PERSAVICH
                                    ------------------------------------------
                                             Warren D. Persavich
                                             Senior Vice President
                                             Chief Financial Officer





                                    By       /s/      EUGENE W. JURIS
                                    ------------------------------------------
                                             Eugene W. Juris
                                             Vice President
                                             Finance & Secretary



Dated:  August 13, 1997