Form 10-Q
period 1997-09-30
BANNER AEROSPACE INC
filed 1997-11-12
CIK 863445

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)

   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
------
         EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 1997

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
------
         EXCHANGE ACT OF 1934

Commission File Number 1-10561

                               BANNER AEROSPACE, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                DELAWARE                                                            95-2039311
--------------------------------------------                        --------------------------------------------
     (State or other jurisdiction of                                    (I.R.S. Employer Identification No.)
      incorporation or organization)

300 WEST SERVICE ROAD, PO BOX 20260
WASHINGTON, DC                                                                       20041
--------------------------------------------                        -------------------------------------------
(Address of principal executive offices)                                          (Zip Code)


     Registrant's telephone number, including area code    (703) 478-5790
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

                          YES    X        NO
                               -----         -----

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                             Outstanding at
                   Title of Class                           October 31, 1997
                   --------------                           ----------------
            Common Stock, $1.00 Par Value                      23,442,778

                             BANNER AEROSPACE, INC.

                               TABLE OF CONTENTS


                                                                                                                       Page
                                                                                                                       ----
Part  I.   Summarized Financial Information:

           Consolidated Balance Sheets as of September 30, 1997 and March 31, 1997  . . . . . . . . . . . . . . .       3-4

           Consolidated Income Statements for the Six Months Ended September 30, 1997 and 1996  . . . . . . . . .         5

           Consolidated Income Statements for the Three Months Ended September 30, 1997 and 1996  . . . . . . . .         6

           Consolidated Statements of Cash Flows for the Six Months Ended June 30, 1997 and 1996  . . . . . . . .         7

           Notes to Summarized Financial Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      8-14

           Management's Discussion and Analysis of the Financial Condition and Results of Operations  . . . . . .     15-19

Part II.   Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     20-21

                                     Part I
                      A. Summarized Financial Information

                    BANNER AEROSPACE, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     SEPTEMBER 30, 1997 AND MARCH 31, 1997


                                     ASSETS

(In thousands)
                                                                       (unaudited)
                                                                      September 30,           March 31,
CURRENT ASSETS:                                                           1997                   1997
--------------                                                    ------------------    -------------------
  Receivables, less allowances of $4,693 at September 30, 1997
    and $4,420 at March 31, 1997                                  $           85,399    $            64,382
  Inventories                                                                275,159                253,781
  Future tax benefits                                                         12,007                 11,307
  Other current assets                                                        10,786                 11,375
                                                                  ------------------    -------------------

                                                                             383,351                340,845
                                                                  ------------------    -------------------

PROPERTY, PLANT AND EQUIPMENT (AT COST):
---------------------------------------
  Land                                                                           453                    453
  Buildings and improvements                                                   7,811                  9,519
  Machinery and equipment                                                     19,092                 19,408
                                                                  ------------------    -------------------
                                                                              27,356                 29,380
   Accumulated depreciation                                                  (11,156)               (14,046)
                                                                  ------------------    -------------------

                                                                              16,200                 15,334
                                                                  ------------------    -------------------
OTHER ASSETS:
------------
  Cost in excess of net tangible assets of purchased
    businesses, net                                                           32,627                 33,003
  Other                                                                        4,111                  4,719
                                                                  ------------------    -------------------

                                                                              36,738                 37,722
                                                                  ------------------    -------------------

TOTAL ASSETS                                                      $          436,289    $           393,901
                                                                  ==================    ===================



The accompanying notes to summarized financial information are an integral part of these consolidated balance sheets.

                                     Part I
                      A. Summarized Financial Information

                    BANNER AEROSPACE, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     SEPTEMBER 30, 1997 AND MARCH 31, 1997


                      LIABILITIES AND STOCKHOLDERS' EQUITY

(In thousands)

                                                                      (unaudited)
                                                                      September 30,           March 31,
CURRENT LIABILITIES:                                                      1997                  1997
-------------------                                               ------------------    -------------------
  Current maturities of long-term debt                            $              299    $               301
  Accounts payable                                                            51,287                 38,864
  Other                                                                       22,043                 31,022
                                                                  ------------------    -------------------

                                                                              73,629                 70,187
                                                                  ------------------    -------------------

LONG-TERM LIABILITIES:
---------------------
  Long-term debt, less current maturities                                    164,746                165,148
  Other                                                                        7,477                  8,371
                                                                  ------------------    -------------------

                                                                             172,223                173,519
                                                                  ------------------    -------------------

TOTAL LIABILITIES                                                            245,852                243,706
                                                                  ------------------    -------------------


STOCKHOLDERS' EQUITY:
--------------------
  Preferred stock, $.01 par value, 10,000 shares authorized,
    3,711 shares issued and outstanding at September 30, 1997
    and no shares authorized, issued and outstanding at March
    31, 1997                                                                      37                    ---
  Common stock, $1.00 par value, 50,000 shares authorized,
    23,435 shares issued and outstanding at September 30, 1997 and 30,000 shares authorized, 23,420 shares issued and
    outstanding at March 31, 1997                                             23,435                 23,420
  Paid-in capital                                                            147,155                113,236
  Retained earnings                                                           19,810                 13,539
                                                                  ------------------    -------------------
TOTAL STOCKHOLDERS' EQUITY                                                   190,437                150,195
                                                                  ------------------    -------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $          436,289    $           393,901
                                                                  ==================    ===================



The accompanying notes to summarized financial information are an integral part of these consolidated balance sheets.

                                     Part I
                      A. Summarized Financial Information

                    BANNER AEROSPACE, INC. AND SUBSIDIARIES
                         CONSOLIDATED INCOME STATEMENTS
            FOR THE SIX (6) MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

The consolidated income statements for the six (6) months ended September 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year and are subject to audit at year end.

                                                                                            (unaudited)
          (In thousands, except per share data)                                           For the Six Months
                                                                                         Ended September 30,
                                                                                --------------------------------------
                                                                                       1997                  1996
                                                                                ----------------       ---------------
Net sales                                                                       $        239,844       $       178,383

Cost of goods sold                                                                       172,340               127,588
                                                                                ----------------       ---------------
  GROSS PROFIT                                                                            67,504                50,795

Selling, general and administrative expenses                                              49,446                39,955
                                                                                ----------------       ---------------
  OPERATING INCOME                                                                        18,058                10,840

Interest expense, net                                                                      7,777                 5,869
                                                                                ----------------       ---------------
  INCOME BEFORE TAXES                                                                     10,281                 4,971

Provision for taxes                                                                        4,010                 1,990
                                                                                ----------------       ---------------
  NET INCOME                                                                    $          6,271       $         2,981
                                                                                ================       ===============

Preferred stock dividends                                                                    689                   ---
                                                                                ----------------       ---------------

  NET INCOME AVAILABLE TO COMMON SHAREHOLDERS                                   $          5,582       $         2,981
                                                                                ================       ===============

Earnings per common share                                                       $           0.24       $          0.13
                                                                                ================       ===============
Weighted average number of common shares                                                  23,428                23,405
                                                                                ================       ===============




The accompanying notes to summarized financial information are an integral part of these consolidated income statements.

                                     Part I
                      A. Summarized Financial Information

                    BANNER AEROSPACE, INC. AND SUBSIDIARIES
                         CONSOLIDATED INCOME STATEMENTS
           FOR THE THREE (3) MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

The consolidated income statements for the three (3) months ended September 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year and are subject to audit at year end.

                                                                                    (unaudited)
(In thousands, except per share data)                                          For the Three Months
                                                                                Ended September 30,
                                                                      -------------------------------------
                                                                             1997                  1996
                                                                      ----------------       --------------
Net sales                                                             $        122,914       $       84,107

Cost of goods sold                                                              88,955               58,514
                                                                      ----------------       --------------
  GROSS PROFIT                                                                  33,959               25,593

Selling, general and administrative expenses                                    25,260               19,612
                                                                      ----------------       --------------
  OPERATING INCOME                                                               8,699                5,981

Interest expense, net                                                            3,745                3,197
                                                                      ----------------       --------------
  INCOME BEFORE TAXES                                                            4,954                2,784

Provision for taxes                                                              1,930                1,120
                                                                      ----------------       --------------
  NET INCOME                                                          $          3,024       $        1,664
                                                                      ================       ==============

Preferred stock dividends                                                          640                  ---
                                                                      ----------------       --------------

  NET INCOME AVAILABLE TO COMMON
       SHAREHOLDERS                                                   $          2,384       $        1,664
                                                                      ================       ==============

Earnings per common share                                             $           0.10       $         0.07
                                                                      ================       ==============

Weighted average number of common shares                                        23,428               23,405
                                                                      ================       ==============




The accompanying notes to summarized financial information are an integral part of these consolidated income statements.

                                     Part I
                      A. Summarized Financial Information

                    BANNER AEROSPACE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE SIX (6) MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                                                         (unaudited)              (unaudited)
(In thousands)                                                              1997                     1996
                                                                   -----------------          ----------------
CASH FLOWS USED FOR OPERATING ACTIVITIES:
----------------------------------------

Net income                                                         $           6,271          $          2,981
Adjustments to reconcile net income to net cash used for
 operating activities--
  Depreciation and amortization                                                2,749                     2,237
  Change in receivables                                                      (21,017)                       48
  Change in inventories                                                      (21,378)                  (22,590)
  Change in payables and accrued liabilities                                   3,444                    (6,842)
  Change in other accounts                                                    (1,079)                   (4,191)
                                                                   -----------------          ----------------
   Net cash used for operating activities                                    (31,011)                  (28,357)
                                                                   -----------------          ----------------

CASH FLOWS USED FOR INVESTING ACTIVITIES:
----------------------------------------
Acquisition of property, plant and equipment                                  (2,557)                   (1,791)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
-------------------------------------------
Repayment of subordinated loan                                               (28,000)                      ---
Borrowings on term loans                                                         ---                    30,000
Repayments of term loans                                                      (3,850)                   (3,500)
Net borrowings of revolver                                                    31,600                       400
(Repayments) Borrowings on other debt                                           (154)                    3,161
Issuance of preferred stock                                                   33,877                       ---
Exercise of stock options                                                         94                        87
                                                                   -----------------          ----------------
   Net cash provided by financing activities                                  33,567                    30,148
                                                                   -----------------          ----------------
NET CHANGE IN CASH                                                               ---                       ---
CASH, BEGINNING OF PERIOD                                                        ---                       ---
                                                                   -----------------          ----------------
CASH, END OF PERIOD                                                $             ---          $            ---
                                                                   =================          ================



The accompanying notes to summarized financial information are an integral part of these consolidated statements of cash flows.

                                     Part I
                  A. Notes to Summarized Financial Information

                    BANNER AEROSPACE, INC. AND SUBSIDIARIES
                          SEPTEMBER 30, 1997 AND 1996
                (In thousands of dollars except per share data)

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

    Year 2000

    As the Year 2000 approaches, the Company is preparing all of its computer systems to be Year 2000 compliant. A review of all of the computer systems currently used throughout the Company has been performed. A number of the Company's computer systems are currently Year 2000 compliant. The remaining computer systems will either be replaced or upgraded. The Company expects all of its computer systems will be Year 2000 compliant on a timely basis. However, there can be no assurance that the systems of other companies on which the Company's systems rely will also be timely converted, or that any such failure to convert by another company would not have an adverse effect on the Company's systems. The cost of ensuring that all systems are Year 2000 compliant is being assessed.

    Safe Harbor Statement

    This document contains statements which, to the extent they are not historical fact, constitute forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 (the "Safe Harbor Acts"). All forward-looking statements involve risks and uncertainties. When used in this document, the words "expect," "believe," "anticipate," "plan" and similar expressions are intended to identify forward-looking statements. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by the Safe Harbor Acts.


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

4)  Credit Agreement

    On August 2, 1995, the Company entered into a credit agreement ("Credit Agreement") that provides for working capital and potential acquisitions. On July 1, 1996, the Company amended the Credit Agreement ("Amended and

Restated Credit Agreement") to provide additional financing as well as require that loans made to the Company will not exceed a defined borrowing base which is based upon a percentage of inventories and eligible accounts receivables. On December 12, 1996, the Company amended the Amended and Restated Credit Agreement ("Second Amended and Restated Credit Agreement") to provide additional financing and approve the incurrence of subordinated debt and certain acquisitions. The facility under the Second Amended and Restated Credit Agreement includes i) a $55,000 six-year term loan ("Term Loan"); ii) a $30,000 seven-year term loan ("Tranche B Loan"); iii) a $40,000 six-year term loan ("Tranche C Loan"); and iv) a $71,500 six-year revolving credit facility ("Revolver"). On March 31, 1997, the Company borrowed $40,000 under the Tranche C Loan. The Term Loan, Tranche B Loan and Tranche C Loan require certain semi-annual payments on February 1 and August 1 of each year.

    The Term Loan and Revolver bear interest at prime plus 1/4 % to 1 1/2% or London Interbank Offered Rate ("LIBOR") plus 1 1/2% to 2 3/4% based upon certain performance criteria. As a result of the Company's performance level through June 30, 1997, borrowings under the Term Loan and Revolver bore interest at prime plus 3/4% and LIBOR plus 2.0% for the quarter ended
September 30, 1997. The Tranche B Loan bears interest at prime plus 1 3/4% or LIBOR plus 3.0%. The interest rate for the Tranche C Loan is initially prime plus 1 1/2% or LIBOR plus 2 3/4%. The interest rate under the Tranche C Loan may decrease, after September 30, 1997, by 1/4% if the Company meets certain performance criteria. As a result of the Company's performance level through September 30, 1997, borrowings under the Term Loan and Revolver will bear interest at prime plus 3/4% or LIBOR plus 2.0%, and borrowings under the Tranche C Loan will bear interest at prime plus 1 1/2% or LIBOR plus 2 1/2% for the quarter ending December 31, 1997. The Revolver was subject to a nonuse fee of 40 basis points of the unused availability for the quarter ended September 30, 1997 and is subject to a nonuse fee of 40 basis points of the unused availability for the quarter ending December 31, 1997.

    The Second Amended and Restated Credit Agreement contains certain financial and nonfinancial covenants which the Company is required to meet on a quarterly basis. The financial covenants include a minimum net worth, and minimum ratios of interest coverage, fixed charges and debt to earnings before interest, taxes, depreciation and amortization. The Company also has certain limitations on the incurrence of additional debt and has restrictions on cash dividends and distributions on the capital stock of the Company in that the aggregate amount of such cash dividends and distributions may not exceed $150 in any fiscal year. At September 30, 1997, the Company was in compliance with all covenants under the Second Amended and Restated Credit Agreement. Substantially all of the Company's assets are pledged as collateral under the Second Amended and Restated Credit Agreement.

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

    The Company recognizes interest expense under the provisions of the Hedge Agreements and Additional Hedge Agreement based on the fixed rate. The Company is exposed to credit loss in the event of non-performance by the lenders; however, such non-performance is not anticipated.

5)  Stock Options

    The Company's Non-Qualified and Incentive Stock Option Plan (the "1990 Stock Option Plan"), adopted in August 1990, authorizes the granting of common stock options at not less than the fair market value of the stock at the time of the granting of the options. On September 13, 1996, the stockholders approved an amendment to the 1990 Stock Option Plan to increase the number of shares of its common stock ("Common Stock") authorized to be issued under the 1990 Stock Option Plan and to extend the period under which options may be exercised. The Company has reserved for issuance two million shares of Common Stock under the 1990 Stock Option Plan. The option price is payable in cash or, with the approval of the compensation and stock option committee of the Board of Directors, in shares of Common Stock, valued at fair market value at the time of exercise. The 1990 Stock Option

Plan terminates in the year 2000; however, all stock options outstanding as of August 2, 2000 shall continue to be exercisable pursuant to their terms. Under the 1990 Stock Option Plan, all options granted are for a term of seven years. Options granted on or before August 1, 1993 may be immediately exercisable and options granted subsequent to August 1, 1993 vest over a period of three to four years.

    On September 13, 1996, the stockholders approved the 1996 Non-Employee Director Stock Option Plan (the "NED Stock Option Plan"). The Company has reserved for issuance 150,000 shares of Common Stock under the NED Stock Option Plan. The NED Stock Option Plan terminates in the year 2006; however, all stock options outstanding as of May 29, 2006 shall continue to be exercisable pursuant to their terms. The option price is payable in cash or, with the approval of the compensation and stock option committee of the Board of Directors, in shares of Common Stock, valued at fair market value at the time of exercise. All options are for a term of five years and vest immediately upon issuance of the grant. Each newly elected non-employee director shall be granted an option for 5,000 shares of Common Stock and on the date of each succeeding annual meeting, each non-employee director elected at such meeting shall be granted an option for 1,000 shares of Common Stock. On September 13, 1996, options for 40,000 shares of Common Stock were granted to non-employee directors. In addition, non-employee directors were granted options for 67,000 shares of Common Stock prior to the approval of the NED Stock Option Plan.

    Stock option activity under the 1990 Stock Option Plan, the NED Stock Option Plan and non-employee director options granted prior to the approval of the NED Stock Option Plan for fiscal year 1998 is as follows:

                                                                             Weighted
                                                                             average
                                                                             exercise
                                                                 Shares       price
                                                               ----------   ----------
            Outstanding at March 31, 1997                       1,055,700        $5.82
            Granted                                               303,000        $7.67
            Exercised                                             (15,834)       $6.02
            Terminated                                            (13,166)       $6.77
            Expired                                                   ---          ---
                                                               ----------   ----------
            Outstanding at September 30, 1997                   1,329,700        $6.51
                                                               ==========   ==========


    At September 30, 1997, 1,222,700 of the 1,329,700 options outstanding relate to the 1990 Stock Option Plan and have exercise prices between $4.75 and $9.38 per share. The remaining 107,000 options relate to the NED

Stock Option Plan and non-employee director options granted prior to the approval of the NED Stock Option Plan and have exercise prices between $4.63 and $10.63 per share.

6)  Acquisitions

    On January 16, 1997, the Company, through its subsidiary, Dallas Aerospace, Inc., acquired 100.0% of the outstanding stock of PB Herndon Company ("PB Herndon") from the shareholders of PB Herndon ("Sellers"). PB Herndon, located near St. Louis, Missouri, is a distributor of specialty fastener lines and other aerospace related components. The purchase price of $14.7 million was based upon PB Herndon's net assets as of September 30, 1996, plus capital contributions made by the Sellers after August 31, 1996. In addition, the Company paid $1.3 million to the Sellers to repay loans made from the Sellers to PB Herndon. To finance the acquisition of PB Herndon, the Company borrowed $16.0 million under a subordinated loan agreement with RHI Holdings, Inc. ("RHI"), a wholly-owned subsidiary of The Fairchild Corporation ("Fairchild"), which was repaid in June 1997. This acquisition was accounted for using the purchase method of accounting. The excess of the purchase price over the net tangible assets acquired is being amortized over 40 years.

    The supplemental pro forma information for the six months ended September 30, 1996 would have been net sales, $185.9 million; gross profit, $53.2 million; income from operations before interest and taxes, $11.6 million; net income, $3.0 million; earnings per common share, $0.13; and 23,405 weighted average shares outstanding.

7)  Related Party Transactions

    The Company entered into a Stock Exchange Agreement with Fairchild, effective May 12, 1997, pursuant to which the Company could acquire Fairchild Scandinavian Bellyloading Company AB from Fairchild in exchange for 230,000 shares of Common Stock initially. This transaction was approved by a special committee of the Board of Directors, and was approved by the Company's stockholders at a meeting on June 18, 1997. Under the terms of the Stock Exchange Agreement, Fairchild could terminate the agreement if it sold Fairchild Scandinavian Bellyloading Company AB to a third party by reason of an unsolicited offer, but Fairchild would be obligated to pay the Company a reasonable termination fee and the Company's out-of-pocket expenses. On July 1, 1997, Fairchild exercised its option to terminate the Stock Exchange Agreement. As of September 30, 1997, an estimate of the termination fee has been recorded in the accompanying financial statements.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


SIX (6) MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                             1997                     1996                    Increase
                                      -------------------    ----------------------      -------------------
(In thousands)                            $           %           $            %            $            %
                                      --------    -------    ---------      -------      --------     ------
Net sales                              239,844      100.0      178,383        100.0        61,461       34.5
Cost of goods sold                     172,340       71.9      127,588         71.5        44,752       35.1
                                      --------    -------    ---------      -------      --------     ------

 Gross profit                           67,504       28.1       50,795         28.5        16,709       32.9

Selling, general & administrative
 expenses                               49,446       20.6       39,955         22.4         9,491       23.8
                                      --------    -------    ---------      -------      --------     ------

 Operating income                       18,058        7.5       10,840          6.1         7,218       66.6
Interest expense, net                    7,777        3.2        5,869          3.3         1,908       32.5
                                      --------    -------    ---------      -------      --------     ------

 Income before taxes                    10,281        4.3        4,971          2.8         5,310      106.8
Provision for taxes                      4,010        1.7        1,990          1.1         2,020      101.5
                                      --------    -------    ---------      -------      --------     ------

 Net income                              6,271        2.6        2,981          1.7         3,290      110.4
                                      ========    =======    =========      =======      ========     ======


    Operating Results

    Net sales for the six months ended September 30, 1997 increased $61.5 million or 34.5% over the comparable prior period. This increase was primarily due to increased sales recorded by the hardware group, attributable in part to incremental sales of $10.7 million recorded by PB Herndon which was acquired in January 1997 (see Note 6 in the notes to summarized financial information).
The sales of the hardware group also increased due to incremental sales to commercial airlines and OEMs. The sales of the engine group increased compared to the prior period, primarily due to increased sales of turbine parts and engine management services, partially offset by no aircraft sales which had accounted for $6.0 million in sales the prior period. In addition, the sales of the rotables group increased compared to the prior period, primarily due to increased sales to other distributors and incremental sales from a new product line. Sales for the rotables group are expected to increase over the remainder of fiscal 1998, due in part to a three-year agreement between Solair, Inc.
("Solair") and Delta Air Lines ("Delta") executed in September 1997.    The
agreement designates Solair as Delta's sole source supplier of airframe material, including rotables, repairables and expendables, from the surplus market. Solair expects that the agreement could generate $150 million in revenue over the next three years.

    The gross profit percentage for the six months ended September 30, 1997 decreased to 28.1% compared to 28.5% for the prior period. This decrease was primarily attributable to lower gross margins earned in the rotables and engine product groups, due to a change in product mix coupled with increased price competition.

    Selling, general and administrative ("SG&A") expenses as a percentage of sales declined to 20.6% for the six months ended September 30, 1997 from 22.4% for the comparable prior period. For the six months ended September 30, 1997, SG&A expenses increased by $9.5 million or 23.8% over the comparable prior period, due primarily to incremental SG&A expenses as a result of the acquisition of PB Herndon and costs associated with the overall increase in sales.

    Interest Expense

    Interest expense for the six months ended September 30, 1997 increased $1.9 million or 32.5% compared to the prior period, as a result of an increase from $124 million in the average outstanding debt balance during the prior period, to $165 million in the current period. In addition, interest expense was affected by a slight increase in the weighted average interest rate to 9.2% in the current period, compared to 9.1% in the prior period. Interest expense also includes the amortization of deferred loan costs and charges for nonuse fees, agency fees and compensating balances.

    Provision for Taxes

    The provision for taxes for the six months ended September 30, 1997 and 1996 amounted to $4.0 million and $2.0 million, respectively. The effective tax rate for the six months ended September 30, 1997 and 1996 was 39.0% and 40.0%, respectively.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


THREE (3) MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                              1997                     1996                    Increase
                                      --------------------      --------------------      -------------------
(In thousands)                            $            %           $            %            $            %
                                      ---------    -------      -------      -------      --------    -------
Net sales                               122,914      100.0       84,107        100.0        38,807       46.1
Cost of goods sold                       88,955       72.4       58,514         69.6        30,441       52.0
                                      ---------    -------      -------      -------      --------    -------

 Gross profit                            33,959       27.6       25,593         30.4         8,366       32.7
Selling, general & administrative
    expenses                             25,260       20.6       19,612         23.3         5,648       28.8
                                      ---------    -------      -------      -------      --------    -------

 Operating income                         8,699        7.0        5,981          7.1         2,718       45.4
Interest expense, net                     3,745        3.0        3,197          3.8           548       17.1
                                      ---------    -------      -------      -------      --------    -------

 Income before taxes                      4,954        4.0        2,784          3.3         2,170       77.9
Provision for taxes                       1,930        1.6        1,120          1.3           810       72.3
                                      ---------    -------      -------      -------      --------    -------

 Net income                               3,024        2.4        1,664          2.0         1,360       81.7
                                      =========    =======      =======      =======      ========    =======


    Operating Results

    Net sales for the three months ended September 30, 1997 increased $38.8 million or 46.1% over the comparable prior period. This increase was primarily due to increased sales recorded by the hardware group, attributable in part to incremental sales of $5.2 million recorded by PB Herndon. The sales of the hardware group also increased due to incremental sales to commercial airlines and OEMs. The sales of the engine group increased compared to the prior period, primarily due to increased sales of turbine parts and engine management services. In addition, the sales of the rotables group increased compared to the prior period, primarily due to increased sales to other distributors and incremental sales from a new product line.

    The gross profit percentage for the three months ended September 30, 1997 decreased to 27.6% compared to 30.4% for the prior period. This decrease was primarily attributable to lower gross margins earned in the rotables and engine product groups, due to a change in product mix coupled with increased price competition.

    Selling, general and administrative ("SG&A") expenses as a percentage of sales declined to 20.6% for the three months ended September 30, 1997 from 23.3% for the comparable prior period. For the three months ended September

30, 1997, SG&A expenses increased by $5.6 million or 28.8% over the comparable prior period, due primarily to incremental SG&A expenses as a result of the acquisition of PB Herndon and costs associated with the overall increase in sales.

    Interest Expense

    Interest expense for the three months ended September 30, 1997 increased $0.5 million or 17.1% compared to the prior period, as a result of an increase from $131 million in the average outstanding debt balance during the prior period, to $158 million in the current period, partially offset by a slight decrease in the weighted average interest rate to 9.1% in the current period compared to 9.3% in the prior period. Interest expense also includes the amortization of deferred loan costs and charges for nonuse fees, agency fees and compensating balances.

    Provision for Taxes

    The provision for taxes for the three months ended September 30, 1997 and 1996 amounted to $1.9 million and $1.1 million, respectively. The effective tax rate for the three months ended June 30, 1997 and 1996 was 39.0% and 40.2%, respectively.

    Liquidity

    The following table presents certain liquidity ratios of the Company at September 30, 1997 and March 31, 1997.

                                  September 30, 1997        March 31, 1997
                                  ------------------        --------------
    Current ratio                       5.21:1                  4.86:1
    Debt to equity                      0.87:1                  1.10:1


    At September 30, 1997, the Company had total debt outstanding of $165.0 million, the majority of which was under the Second Amended and Restated Credit Agreement. As of September 30, 1997, the Second Amended and Restated Credit Agreement provided for up to $182.0 million of borrowings for working capital, capital expenditures and potential acquisitions, subject to certain conditions and a borrowing base. The Company is currently structuring an increase of up to $50.0 million under the Revolver to support additional growth. Cash flows from operations and funds available under the Second Amended and Restated Credit Agreement, including the increase in the Revolver, should be adequate to finance the Company's operations in fiscal 1998 (refer to Note 4 in the notes to summarized financial information). The Company had no other material capital commitments or planned expenditures as of September 30, 1997.

    Net cash used for operating activities for the six months ended September 30, 1997 and 1996 amounted to $31.0 million and $28.4 million, respectively. The primary use of cash for operating activities for the six months ended September 30, 1997 was an increase in receivables and inventories in the amount of $21.0 million and $21.4 million, respectively. The primary source of cash from operating activities for the six months ended September 30, 1997 was net income and an increase in the amount of $3.4 million in payables and accrued liabilities, along with scheduled depreciation and amortization expense of $2.7 million. The increase in receivables is due to increased sales through September 30, 1997. The increases in inventories and payables and accrued liabilities are the result of an increase in anticipated sales volume. The primary use of cash from operating activities for the six months ended September 30, 1996 was an increase in the amount of $22.6 million in inventories and a decrease in the amount of $6.8 million in payables and accrued liabilities.

    Net cash used for investing activities for the six months ended September 30, 1997 and 1996 amounted to $2.6 million and $1.8 million, respectively. These amounts represent capital expenditures, net of proceeds from the sale of fixed assets.

    Net cash provided by financing activities for the six months ended September 30, 1997 and 1996 amounted to $33.6 million and $30.1 million, respectively. Net cash provided by financing activities for the six months ended September 30, 1997 were the result of proceeds received in the amount of $33.9 million from the preferred stock rights offering, and net borrowings in the amount of $31.6 million on the revolver, partially offset by repayment of the subordinated loan with RHI in the amount of $28.0 million. Net cash provided by financing activities for the six months ended September 30, 1996 was primarily the result of borrowings from the Tranche C term loan (refer to Note 4 in the notes to summarized financial information).

                          MANAGEMENT REPRESENTATION

    The information furnished in this Form 10-Q for the interim period ended September 30, 1997 reflects all adjustments which are, in the opinion of management, all of a normal recurring nature and are necessary to present a fair statement of the results for the interim period.

                                    Part II

                               OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders
         The Annual Meeting of Stockholders of the Company was held on September 12, 1997. Four proposals were held to vote: Proposal 1 - the election of nine directors for the ensuing year; Proposal 2 - the amendment of the 1990 Non-Qualified and Incentive Stock Option Plan; Proposal 3 - the approval to grant stock options to certain employees under the 1990 Non-Qualified and Incentive Stock Option Plan; and Proposal 4 - the approval of the Board of Director's selection of Arthur Andersen LLP as independent auditors. All of the above proposals were approved, as follows:


                                                                                  Broker         Total
          Matter                   For     Against     Withheld    Abstained    Non-Votes        Votes
  ------------------------   -----------  ---------  ----------- -----------  ------------    ------------
  Proposal 1:
    Michael T. Alcox          22,070,179    392,365          ---         ---           ---      22,462,544
    Steven L. Gerard          22,070,679    391,865          ---         ---           ---      22,462,544
    Charles M. Haar           22,070,679    391,865          ---         ---           ---      22,462,544
    Philippe Hercot           22,068,379    394,165          ---         ---           ---      22,462,544
    Warren D. Persavich       22,070,179    392,365          ---         ---           ---      22,462,544
    Eric I. Steiner           22,067,879    394,665          ---         ---           ---      22,462,544
    Jeffrey J. Steiner        22,061,769    400,775          ---         ---           ---      22,462,544
    Leonard Toboroff          22,070,679    391,865          ---         ---           ---      22,462,544
    John C. Wertz             22,069,909    392,635          ---         ---           ---      22,462,544
  Proposal 2                  22,176,746    119,409          ---      20,977       145,412      22,462,544
  Proposal 3                  20,971,853  1,329,851          ---      21,666       139,174      22,462,544
  Proposal 4                  22,420,933     32,486          ---       9,125           ---      22,462,544


Item 6.  Exhibits and Reports on Form 8-K

         (a)     Exhibits

                 10 (iii) Amendment dated as of January 1, 1997, to 1990
                          Non-Qualified and Incentive Stock Option Plan is incorporated herein by reference to the Definitive Proxy Statement dated and filed on August 8, 1997 with respect to the Annual Meeting of Stockholders held on September 12, 1997.

                 *27      Financial Data Schedule (For SEC Use Only)

         (b)     Reports on Form 8-K
                 There have been no reports on Form 8-K filed during the quarter.

------------------
* Filed herewith

SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           BANNER AEROSPACE, INC.



                           By       /s/ WARREN D. PERSAVICH
                           ---------------------------------------------------
                                    Warren D. Persavich
                                    Senior Vice President
                                    Chief Financial Officer



                           By       /s/ EUGENE W. JURIS
                           ---------------------------------------------------
                                    Eugene W. Juris
                                    Vice President
                                    Finance & Secretary



Dated:  November 12, 1997