Form 10-Q
period 1997-12-31
BANNER AEROSPACE INC
filed 1998-02-17
CIK 863445

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

    X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
--------  OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 1997

                                       OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
--------  OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-10561

                             BANNER AEROSPACE, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          DELAWARE                                     95-2039311
-------------------------------           ------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)


300 WEST SERVICE ROAD, PO BOX 20260
WASHINGTON, DC                                          20041
----------------------------------------             ----------
(Address of principal executive offices)             (Zip Code)


Registrant's telephone number, including area code           (703) 478-5790
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

                                               YES    X        NO
                                                   ------         ------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                              Outstanding at
        Title of Class                                       January 31, 1998
        --------------                                       ----------------

   Common Stock, $1.00 Par                                      21,248,726
            Value

                             BANNER AEROSPACE, INC.

                                TABLE OF CONTENTS



                                                                            Page
                                                                            ----

Part  I.   Summarized Financial Information:

           Consolidated Balance Sheets as of December 31,
           1997 and March 31, 1997 ......................................     3-4

           Consolidated Income Statements for the Nine
           Months Ended December 31, 1997 and 1996 ......................       5

           Consolidated Income Statements for the Three
           Months Ended December 31, 1997 and 1996 ......................       6

           Consolidated Statements of Cash Flows for the
           Nine Months Ended December 31, 1997 and 1996 .................       7

           Notes to Summarized Financial Information ....................    8-17

           Management's Discussion and Analysis of the
           Financial Condition and Results of Operations ................   18-24

Part II.   Other Information ............................................   25-27

                                     Part I
                       A. Summarized Financial Information

                     BANNER AEROSPACE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      DECEMBER 31, 1997 AND MARCH 31, 1997


                                     ASSETS

(In thousands)

                                                            (unaudited)
                                                           December 31,
CURRENT ASSETS:                                                1997           March 31, 1997
---------------                                           ----------------    ----------------
Receivables, less allowances of $5,279 at December 31,
  1997 and $4,420 at March 31, 1997                          $  90,564            $  64,382
Inventories                                                    299,838              253,781
Future tax benefits                                             12,007               11,307
Other current assets                                            14,277               11,375
                                                             ---------            ---------

                                                               416,686              340,845
                                                             ---------            ---------
PROPERTY, PLANT AND EQUIPMENT (AT COST):
----------------------------------------
Land                                                               453                  453
Buildings and improvements                                       7,916                9,519
Machinery and equipment                                         20,252               19,408
                                                             ---------            ---------
                                                                28,621               29,380
 Accumulated depreciation                                      (11,977)             (14,046)
                                                             ---------            ---------

                                                                16,644               15,334
                                                             ---------            ---------
OTHER ASSETS:
-------------
Cost in excess of net tangible assets of purchased              32,326               33,003
  businesses, net
Other                                                            4,273                4,719
                                                             ---------            ---------

                                                                36,599               37,722
                                                             ---------            ---------

TOTAL ASSETS                                                 $ 469,929            $ 393,901
                                                             =========            =========


     The accompanying notes to summarized financial information are an integral part of these consolidated balance sheets.

                                     Part I
                       A. Summarized Financial Information

                     BANNER AEROSPACE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      DECEMBER 31, 1997 AND MARCH 31, 1997


                      LIABILITIES AND STOCKHOLDERS' EQUITY

(In thousands)

                                                                (unaudited)
                                                                December 31,
                                                                   1997        March 31, 1997
CURRENT LIABILITIES:                                           -------------   --------------
--------------------
 Current maturities of long-term debt                            $     256      $     301
 Accounts payable                                                   46,708         38,864
 Other                                                              24,658         31,022
                                                                   -------       --------

                                                                    71,622         70,187
                                                                   -------       --------
LONG-TERM LIABILITIES:
----------------------
 Long-term debt, less current maturities                           198,410        165,148
 Other                                                               7,333          8,371
                                                                  --------       --------

                                                                   205,743        173,519
                                                                  --------       --------

TOTAL LIABILITIES                                                  277,365        243,706
                                                                  --------       --------
STOCKHOLDERS' EQUITY:
---------------------
   Preferred stock, $.01 par value, 10,000 shares authorized,
      3,810 shares issued and outstanding at December 31,
      1997 and no shares authorized,                                    38            ---
      issued and outstanding at March 31, 1997

   Common stock, $1.00 par value, 50,000 shares authorized,
      23,455 shares issued and
      outstanding at December 31, 1997
      and 30,000 shares authorized,
      23,420 shares issued and
      outstanding at March 31, 1997                                 23,455         23,420
   Paid-in capital                                                 148,176        113,236
   Retained earnings                                                20,895         13,539
                                                                  --------       --------

 TOTAL STOCKHOLDERS' EQUITY                                        192,564        150,195
                                                                  --------       --------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $469,929       $393,901
                                                                  ========       ========


     The accompanying notes to summarized financial information are an integral part of these consolidated balance sheets.

                                     Part I
                       A. Summarized Financial Information

                     BANNER AEROSPACE, INC. AND SUBSIDIARIES
                         CONSOLIDATED INCOME STATEMENTS
            FOR THE NINE (9) MONTHS ENDED DECEMBER 31, 1997 AND 1996

     The consolidated income statements for the nine (9) months ended December 31, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year and are subject to audit at year end.


                                                                (unaudited)
(In thousands, except per share data)                        For the Nine Months
                                                              Ended December 31,
                                                     ------------------------------------
                                                         1997                    1996
                                                     -------------          -------------
Net sales                                              $359,458               $275,369

Cost of goods sold                                      256,085                198,262
                                                       --------               --------
 GROSS PROFIT                                           103,373                 77,107

Selling, general and administrative expenses             77,601                 60,194
                                                       --------               --------
 OPERATING INCOME                                        25,772                 16,913

Interest expense, net                                    12,178                  9,249
                                                       --------               --------
 INCOME BEFORE TAXES                                     13,594                  7,664

Provision for taxes                                       5,300                  3,070
                                                       --------               --------
 NET INCOME                                            $  8,294               $  4,594
                                                       ========               ========

Preferred stock dividends                                 1,377                    ---
                                                       --------               --------
 NET INCOME AVAILABLE TO COMMON
     SHAREHOLDERS                                      $  6,917               $  4,594
                                                       ========               ========

Basic earnings per common share                        $   0.30               $   0.20
                                                       ========               ========

Diluted earnings per common share                      $   0.29               $   0.19
                                                       ========               ========
Weighted average number of common shares - basic         23,434                 23,406
                                                       ========               ========
Weighted average number of common shares - diluted       23,830                 23,646
                                                       ========               ========


     The accompanying notes to summarized financial information are an integral part of these consolidated income statements.

                                     Part I
                       A. Summarized Financial Information

                     BANNER AEROSPACE, INC. AND SUBSIDIARIES
                         CONSOLIDATED INCOME STATEMENTS
            FOR THE THREE (3) MONTHS ENDED DECEMBER 31, 1997 AND 1996

     The consolidated income statements for the three (3) months ended December 31, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year and are subject to audit at year end.


                                                                   (unaudited)
(In thousands, except per share data)                          For the Three Months
                                                                Ended December 31,
                                                     -----------------------------------------
                                                           1997                     1996
                                                     ----------------          ---------------
Net sales                                                $119,614                 $ 96,986

Cost of goods sold                                         83,745                   70,674
                                                         --------                 --------
 GROSS PROFIT                                              35,869                   26,312

Selling, general and administrative expenses               28,155                   20,239
                                                         --------                 --------
 OPERATING INCOME                                           7,714                    6,073

Interest expense, net                                       4,401                    3,380
                                                         --------                 --------
 INCOME BEFORE TAXES                                        3,313                    2,693

Provision for taxes                                         1,290                    1,080
                                                         --------                 --------
 NET INCOME                                              $  2,023                 $  1,613
                                                         ========                 ========

Preferred stock dividends                                     689                      ---
                                                         --------                 --------
 NET INCOME AVAILABLE TO COMMON
     SHAREHOLDERS                                        $  1,334                 $  1,613
                                                         ========                 ========
Basic earnings per common share                          $   0.06                 $   0.07
                                                         ========                 ========

Diluted earnings per common share                        $   0.06                 $   0.07
                                                         ========                 ========
Weighted average number of common shares - basic           23,434                   23,406
                                                         ========                 ========
Weighted average number of common shares - diluted         23,909                   23,723
                                                         ========                 ========



     The accompanying notes to summarized financial information are an integral part of these consolidated income statements.

                                     Part I
                       A. Summarized Financial Information

                     BANNER AEROSPACE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE NINE (9) MONTHS ENDED DECEMBER 31, 1997 AND 1996


                                                   (unaudited)     (unaudited)

(In thousands)                                        1997            1996
                                                   ----------      ------------
CASH FLOWS USED FOR OPERATING ACTIVITIES:
-----------------------------------------

Net income                                          $  8,294        $  4,594
Adjustments to reconcile net income to net cash
  used for
  operating activities--
   Depreciation and amortization                       4,280           3,394
   Change in receivables                             (26,182)          1,702
   Change in inventories                             (46,057)        (24,619)
   Change in payables and accrued liabilities          1,480          (7,012)
   Change in other accounts                           (5,143)         (3,100)
                                                    --------        --------
    Net cash used for operating activities           (63,328)        (25,041)
                                                    --------        --------

CASH FLOWS USED FOR INVESTING ACTIVITIES:
-----------------------------------------
Acquisition of property, plant and equipment          (3,964)         (2,945)


CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
--------------------------------------------
Repayment of subordinated loan                       (28,000)            ---
Borrowings on term loans                                 ---          30,000
Repayments of term loans                              (3,850)         (3,500)
Net borrowings (repayments) of revolver               65,300          (6,700)
(Repayments) Borrowings on other debt                   (233)          8,099
Issuance of preferred stock                           33,877             ---
Exercise of stock options                                198              87
                                                    --------        --------
    Net cash provided by financing
       activities                                     67,292          27,986
                                                    --------        --------
NET CHANGE IN CASH                                       ---             ---

CASH, BEGINNING OF PERIOD                                ---             ---
                                                    --------        --------
CASH, END OF PERIOD                                 $    ---        $    ---
                                                    ========        ========



     The accompanying notes to summarized financial information are an integral part of these consolidated statements of cash flows.

                                     Part I
                  A. Notes to Summarized Financial Information

                     BANNER AEROSPACE, INC. AND SUBSIDIARIES
                           DECEMBER 31, 1997 AND 1996
                 (In thousands of dollars except per share data)

       The condensed financial information included herein has been prepared by the Banner Aerospace, Inc. ("the Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. Although the Company believes that the following disclosures are adequate to make the information presented not misleading, it is suggested that this condensed financial information be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Form 10-K for the fiscal year ended March 31, 1997.

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

2)     Earnings Per Common Share

       Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 "Earnings per Share" (SFAS 128). This statement replaces the previously reported primary and fully diluted earnings per common share with basic earnings per common share and diluted earnings per common share. Unlike primary earnings per common share, basic earnings per common share excludes any dilutive effects of stock options. All earnings per common share have been restated to conform to the requirements of SFAS 128. Following is a reconciliation of the computations of basic earnings per common share and diluted earnings per common share for the nine months and the three months ended December 31, 1997 and 1996.

(In thousands, except per share data)
For the nine months ended December 31,             1997          1996
                                                  -------       -------
BASIC EARNINGS PER COMMON SHARE:
Net income available to common shareholders       $ 6,917       $ 4,594
Weighted average shares outstanding                23,424        23,406
                                                  -------       -------
Basic earnings per common share                   $  0.30       $  0.20
                                                  =======       =======

DILUTED EARNINGS PER COMMON SHARE:
Net income available to common shareholders       $ 6,917       $ 4,594

Weighted average shares outstanding                23,424        23,406
Incremental shares due to assumed exercise
and repurchase of stock options                       406           240
                                                  -------       -------
                                                   23,830        23,646
                                                  -------       -------
Diluted earnings per common share                 $  0.29       $  0.19
                                                  =======       =======

Preferred stock totaling 3,810 shares that is convertible into common stock at a one-to-one ratio has been excluded from the calculation of diluted earnings per common share as the effect would be antidilutive. In addition, options to purchase 45 and 60 shares of common stock were outstanding, but were not included in the computation of diluted earnings per common share because the options' exercise price was greater than the average market price of common shares for the nine months ended December 31, 1997 and 1996, respectively.

(In thousands, except per share data)
For the three months ended December 31,            1997          1996
                                                  -------       -------

BASIC EARNINGS PER COMMON SHARE:
Net income available to common shareholders       $ 1,334       $ 1,613
Weighted average shares outstanding                23,424        23,406
                                                  -------       -------
Basic earnings per common share                   $  0.06       $  0.07
                                                  =======       =======

DILUTED EARNINGS PER COMMON SHARE:
Net income available to common shareholders       $ 1,334       $ 1,613

Weighted average shares outstanding                23,424        23,406
Incremental shares due to assumed exercise
and repurchase of stock options                       485           317
                                                  -------       -------
                                                   23,909        23,723
                                                  -------       -------
Diluted earnings per common share                 $  0.06       $  0.07
                                                  =======       =======

Preferred stock totaling 3,810 shares that is convertible into common stock at a one-to-one ratio has been excluded from the calculation of diluted earnings per common share as the effect would be antidilutive. In addition, options to purchase 5 and 60 shares of common stock were outstanding, but were not included in the computation of diluted earnings per common share because the options' exercise price was greater than the average market price of common shares for the three months ended December 31, 1997 and 1996, respectively.

       Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 129 "Disclosure of Information about Capital Structure" (SFAS 129). This statement establishes standards for disclosing information about an entity's capital structure. The Company's preferred stock pays annual dividends at 7.5% per annum of the liquidation value of $9.20 per share. Dividends are payable in additional shares of preferred stock and not in cash except for fractional interests. The preferred stock is convertible into one share of common stock at any time; however, all shares not previously converted will automatically be converted into common stock on the fifth anniversary of the date of initial issuance of the preferred stock (June 19, 2002). The preferred stock has no voting rights.

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

4)     Credit Agreement

       On August 2, 1995, the Company entered into a credit agreement ("Credit Agreement") that provides for working capital and potential acquisitions. On July 1, 1996, the Company amended the Credit Agreement ("Amended and Restated Credit Agreement") to provide additional financing as well as require that loans made to the Company will not exceed a defined borrowing base which is based upon a percentage of inventories and eligible accounts receivables. On December 12, 1996, the Company amended the Amended and Restated Credit Agreement ("Second Amended and Restated Credit Agreement") to provide additional financing and to approve the incurrence of subordinated debt and certain acquisitions. On November 25, 1997 the Company amended the Second Amended and Restated Credit Agreement to provide additional financing. The facility under the Second Amended and Restated Credit Agreement includes: i) a $55,000 six-year term loan ("Term Loan"); ii) a $30,000 seven-year term loan ("Tranche B Loan"); iii) a $40,000 six-year term loan ("Tranche C Loan"); and iv) a $121,500 six-year revolving credit facility ("Revolver"). The Term Loan, Tranche B Loan and Tranche C Loan require certain semi-annual payments on February 1 and August 1 of each year.

       The Term Loan and Revolver bear interest at prime plus 1/4 % to 1 1/2% or London Interbank Offered Rate ("LIBOR") plus 1 1/2% to 2 3/4% based upon certain performance criteria. The Tranche B Loan bears interest at prime plus 1 3/4% or LIBOR plus 3.0%. The interest rate for the Tranche C Loan is prime plus 1 1/4% or LIBOR plus 2 1/2%. As a result of the Company's performance level through September 30, 1997, borrowings under the Term Loan and Revolver bore interest at prime plus 3/4% and LIBOR plus 2.0% for the quarter ended December 31, 1997. The Revolver was subject to a nonuse fee of 40 basis points of the unused availability for the quarter ended December 31, 1997.

       The Second Amended and Restated Credit Agreement contains certain financial and nonfinancial covenants which the Company is required to meet on a quarterly basis. The financial covenants include a minimum net worth, and minimum ratios of interest coverage, fixed charges and debt to earnings before interest, taxes, depreciation and amortization. The Company also has certain limitations on the incurrence of additional debt and has restrictions on cash dividends and distributions on the capital stock of the Company in that the aggregate amount of such cash dividends and distributions may not exceed $150 in any fiscal year. At December 31, 1997, the Company was in compliance with all covenants under the Second Amended and Restated Credit Agreement. Substantially all of the Company's assets are pledged as collateral under the Second Amended and Restated Credit Agreement.

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

       Stock option activity under the 1990 Stock Option Plan, the NED Stock Option Plan and non-employee director options granted prior to the approval of the NED Stock Option Plan for fiscal year 1998 is as follows:

                                                                           Weighted
                                                                           average
                                                                           exercise
                                                          Shares            price
                                                      --------------    ------------
Outstanding at March 31, 1997                              1,055,700           $5.82
Granted                                                      303,000           $7.67
Exercised                                                    (32,834)          $5.80
Terminated                                                   (16,666)          $6.80
Expired                                                          ---             ---
                                                      --------------    ------------
Outstanding at December 31, 1997                           1,309,200           $6.70
                                                      ==============    ============

       At December 31, 1997, 1,202,200 of the 1,309,200 options outstanding relate to the 1990 Stock Option Plan and have exercise prices between $4.75 and $9.38 per share. The remaining 107,000 options relate to the NED Stock Option Plan and non-employee director options granted prior to the approval of the NED Stock Option Plan and have exercise prices between $4.63 and $10.63 per share.

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

7)        Related Party Transactions

       The Company entered into a Stock Exchange Agreement with Fairchild, effective May 12, 1997, pursuant to which the Company could acquire Fairchild Scandinavian Bellyloading Company AB from Fairchild in exchange for 230,000 shares of Common Stock initially. This transaction was approved by a special committee of the Board of Directors, and was approved by the Company's stockholders at a meeting on June 18, 1997. Under the terms of the Stock Exchange Agreement, Fairchild could terminate the agreement if it sold Fairchild Scandinavian Bellyloading Company AB to a third party by reason of an unsolicited offer, but Fairchild would be obligated to pay the Company a reasonable termination fee and the Company's out-of-pocket expenses. On July 1, 1997, Fairchild exercised its option to terminate the Stock Exchange Agreement. As of December 31, 1997, an estimate of the termination fee has been recorded in the accompanying financial statements.

8)        Subsequent Events

       On January 13, 1998, certain subsidiaries (the "Selling Subsidiaries") of the Company completed the disposition of substantially all of the assets and certain liabilities of the Selling Subsidiaries to AS BAR LLC and AS BAR PBH LLC, two wholly-owned subsidiaries of AlliedSignal Inc., in exchange for unregistered shares of AlliedSignal Inc. common stock with an aggregate value equal to $345 million. The value of the AlliedSignal Inc. common stock received by the Selling Subsidiaries was determined by the average closing price of such stock on the New York Stock Exchange for a period of twenty days preceding the closing. The Selling Subsidiaries were Adams Industries, Inc., Aerospace Bearing Support, Inc., Aircraft Bearing Corporation, Banner Distribution, Inc., Burbank Aircraft Supply, Inc., Harco, Inc., PB Herndon Aerospace, Inc. (which collectively comprise the Company's Hardware Group), Banner Aerospace Services, Inc. (which transferred only those assets related to the Hardware Group business) and PacAero. The purchase price received by the Selling Subsidiaries ($345 million) was based on the consolidated net worth as reflected on an Estimated Closing Date Balance Sheet for the assets (and liabilities) conveyed by the Selling Subsidiaries to the Buyers. Such Estimated Closing Date Balance Sheet is subject to review by the parties, and the purchase price shall be adjusted (up or down) based on the net worth as reflected on the final Closing Date Balance Sheet. Reference should be made to the Company's Form 8-K filed with the Securities and Exchange Commission on January 28, 1998 for pro forma information related to this transaction.

       On January 14, 1998, the Company bought 2,216,967 shares from J.J. Cramer & Co. and has accounted for them as treasury stock.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


NINE (9) MONTHS ENDED DECEMBER 31, 1997 AND 1996


                                       1997                      1996                     Increase
                               ---------------------     ---------------------     --------------------
(In thousands)                   $               %          $             %           $              %
                               -------       -------     -------       -------     -------       ------
Net sales                      359,458         100.0     275,369         100.0      84,089         30.5
Cost of goods sold             256,085          71.2     198,262          72.0      57,823         29.2
                               -------       -------     -------       -------     -------       ------
 Gross profit                  103,373          28.8      77,107          28.0      26,266         34.1
Selling, general &
 administrative expenses        77,601          21.6      60,194          21.9      17,407         28.9
                               -------       -------     -------       -------     -------       ------
 Operating income               25,772           7.2      16,913           6.1       8,859         52.4
Interest expense, net           12,178           3.4       9,249           3.3       2,929         31.7
                               -------       -------     -------       -------     -------       ------
Income before                   13,594           3.8       7,664           2.8       5,930         77.4
taxes
Provision for taxes              5,300           1.5       3,070           1.1       2,230         72.6
                               -------       -------     -------       -------     -------       ------
 Net income                      8,294           2.3       4,594           1.7       3,700         80.5
                               =======       =======     =======       =======     =======       ======


       Operating Results

       Net sales for the nine months ended December 31, 1997 increased $84.1 million or 30.5% over the comparable prior period. This increase was due to increased sales recorded across the Company. The hardware group recorded increased sales, attributable in part to incremental sales of $17.1 million recorded by PB Herndon which was acquired in January 1997 (see Note 6 in the notes to summarized financial information). The sales of the hardware group also increased due to incremental sales to commercial airlines and OEMs. Sales of the rotables group increased compared to the prior period, primarily due to increased sales to other distributors and incremental sales from a new product line. Sales for the rotables group are expected to increase over the remainder of fiscal 1998, due in part to a three-year agreement between Solair, Inc. ("Solair") and Delta Air Lines ("Delta") executed in September 1997. The agreement designates Solair as Delta's sole source supplier of airframe material, including rotables, repairables and expendables, from the surplus market. Solair expects that the agreement could generate $150 million in revenue over the next three years. Solair has recognized sales of $1.3 million to date related to the Delta contract. In addition, sales of the engine group increased compared to the prior period, primarily due to increased sales of turbine parts and engine management services, partially offset by no aircraft sales which had accounted for $6.0 million in sales the prior period.

       The gross profit percentage for the nine months ended December 31, 1997 increased to 28.8% compared to 28.0% for the prior period. This increase was primarily attributable to higher gross margins earned in the engine group, due to a change in product mix coupled with no aircraft sales which earn lower margins.

       Selling, general and administrative ("SG&A") expenses as a percentage of sales declined to 21.6% for the nine months ended December 31, 1997 from 21.9% for the comparable prior period. For the nine months ended December 31, 1997, SG&A expenses increased by $17.4 million or 28.9% over the comparable prior period, due primarily to incremental SG&A expenses as a result of the acquisition of PB Herndon and costs associated with the overall increase in sales.

       Interest Expense

       Interest expense for the nine months ended December 31, 1997 increased $2.9 million or 31.7% compared to the prior period, as a result of an increase from $131 million in the average outstanding debt balance during the prior period, to $171 million in the current period. The increase in the average outstanding debt balance was slightly offset by a marginal decrease in the weighted average interest rate from 9.1% in the prior period to 9.0% in the current period. Interest expense also includes the amortization of deferred loan costs and charges for nonuse fees, agency fees and compensating balances.

       Provision for Taxes

       The provision for taxes for the nine months ended December 31, 1997 and 1996 amounted to $5.3 million and $3.1 million, respectively. The effective tax rate for the nine months ended December 31, 1997 and 1996 was 39.0% and 40.0%, respectively.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS


THREE (3) MONTHS ENDED DECEMBER 31, 1997 AND 1996


                                       1997                      1996                     Increase
                               ---------------------     ---------------------     --------------------
(In thousands)                    $              %          $              %          $              %
                               -------       -------     -------       -------     -------       ------
Net sales                      119,614         100.0      96,986         100.0      22,628         23.3
Cost of goods sold              83,745          70.0      70,674          72.9      13,071         18.5
                               -------       -------     -------       -------     -------       ------
 Gross profit                   35,869          30.0      26,312          27.1       9,557         36.6
Selling, general &
 administrative expenses        28,155          23.5      20,239          20.8       7,916         39.1
                               -------       -------     -------       -------     -------       ------
 Operating income                7,714           6.5       6,073           6.3       1,641         27.0
Interest expense, net            4,401           3.7       3,380           3.5       1,021         30.2
                               -------       -------     -------       -------     -------       ------
 Income before taxes             3,313           2.8       2,693           2.8         620         23.0
Provision for taxes              1,290           1.1       1,080           1.1         210         19.4
                               -------       -------     -------       -------     -------       ------
 Net income                      2,023           1.7       1,613           1.7         410         25.4
                               =======       =======     =======       =======     =======       ======


       Operating Results

       Net sales for the three months ended December 31, 1997 increased $22.6 million or 23.3% over the comparable prior period. This increase was primarily due to increased sales recorded by the hardware group, attributable in part to incremental sales of $6.4 million recorded by PB Herndon. Sales of the hardware group also increased due to incremental sales to commercial airlines and OEMs. In addition, sales of the rotables group increased compared to the prior period, primarily due to increased sales to other distributors and incremental sales from a new product line, as well as sales under the Delta contract. These increases were partially offset by fewer sales of the engine group compared to the prior period, primarily due to the third quarter of fiscal year 1997 containing a large number of engine sales and leasebacks.

       The gross profit percentage for the three months ended December 31, 1997 increased to 30.0% compared to 27.1% for the prior period. This increase was primarily attributable to higher gross margins earned in the engine group, due to the third quarter of fiscal year 1997 containing a large number of engine sales and leasebacks, on which only a minimal amount of profit was recognized. The gain on the sale and leaseback of these engines is being recognized over the life of the lease.

       Selling, general and administrative ("SG&A") expenses as a percentage of sales increased to 23.5% for the three months ended December 31, 1997 from 20.8% for the comparable prior period. For the three months ended December 31, 1997, SG&A expenses increased by $7.9 million or 39.1% over the comparable prior period, due primarily to incremental SG&A expenses as a result of the acquisition of PB Herndon and costs associated with the overall increase in sales.

       Interest Expense

       Interest expense for the three months ended December 31, 1997 increased $1.0 million or 30.2% compared to the prior period, as a result of an increase from $146 million in the average outstanding debt balance during the prior period, to $184 million in the current period, partially offset by a decrease in the weighted average interest rate to 8.8% in the current period compared to 9.0% in the prior period. Interest expense also includes the amortization of deferred loan costs and charges for nonuse fees, agency fees and compensating balances.

       Provision for Taxes

       The provision for taxes for the three months ended December 31, 1997 and 1996 amounted to $1.3 million and $1.1 million, respectively. The effective tax rate for the three months ended December 31, 1997 and 1996 was 38.9% and 40.1%, respectively.

       Liquidity

       The following table presents certain liquidity ratios of the Company at December 31, 1997 and March 31, 1997.

                                   December 31, 1997         March 31, 1997
                                   -----------------         --------------

Current ratio                             5.82:1                  4.86:1

Debt to equity                            1.03:1                  1.10:1

       At December 31, 1997, the Company had total debt outstanding of $198.7 million, the majority of which was under the Second Amended and Restated Credit Agreement. As of December 31, 1997, the Second Amended and Restated Credit Agreement provided for up to $227.7 million of borrowings for working capital, capital expenditures and potential acquisitions, subject to certain conditions and a borrowing base. Cash flows from operations and funds available under the Second Amended and Restated Credit Agreement, should be adequate to finance the Company's operations in fiscal 1998 (refer to Note 4 in the notes to summarized financial information). The Company had no other material capital commitments or planned expenditures as of December 31, 1997.

       Net cash used for operating activities for the nine months ended December 31, 1997 and 1996 amounted to $63.3 million and $25.0 million, respectively. The primary use of cash for operating activities for the nine months ended December 31, 1997 was an increase in receivables and inventories in the amount of $26.2 million and $46.1 million, respectively. The primary source of cash from operating activities for the nine months ended December 31, 1997 was net income and an increase in the amount of $1.5 million in payables and accrued liabilities, along with scheduled depreciation and amortization expense of $4.3 million. The increase in receivables is due to increased sales through December 31, 1997. The increases in inventories and payables and accrued liabilities are the result of an increase in anticipated sales volume. The primary use of cash from operating activities for the nine months ended December 31, 1996 was an increase in the amount of $24.6 million in inventories and a decrease in the amount of $7.0 million in payables and accrued liabilities.

       Net cash used for investing activities for the nine months ended December 31, 1997 and 1996 amounted to $4.0 million and $2.9 million, respectively. These amounts represent capital expenditures, net of proceeds from the sale of fixed assets.

       Net cash provided by financing activities for the nine months ended December 31, 1997 and 1996 amounted to $67.3 million and $28.0 million, respectively. Net cash provided by financing activities for the nine months ended December 31, 1997 were the result of proceeds received in the amount of $33.9 million from the preferred stock rights offering, and net borrowings in the amount of $65.3 million on the Revolver, partially offset by repayment of the subordinated loan with RHI in the amount of $28.0 million. Net cash provided by financing activities for the nine months ended December 31, 1996 was primarily the result of borrowings from the Tranche C Loan (refer to Note 4 in the notes to summarized financial information).

       On December 8, 1997, Banner announced the disposition of its Hardware Group and PacAero unit to AlliedSignal for approximately $345 million of AlliedSignal common stock, based on the seller's September 30, 1997 balance sheet. The transaction was closed on January 13, 1998. Based on the January 13, 1998 closing balance sheet, it is expected the Company will receive approximately 9.9 million shares of AlliedSignal common stock.

       As a result of this transaction, and based upon February 10, 1998's closing price of AlliedSignal stock of 42 7/8, the Company's debt will be reduced by approximately $200 million, the remaining outstanding debt will be approximately $30 million and the Company will retain approximately 5.2 million shares of AlliedSignal common stock.

       The sales and operating income for the Company's remaining rotables and engines businesses for the nine and three months ended December 31, 1997 compared to the same period last year are shown in the following table:


                                        Three Months                    Nine Months
<In thousands)

December 31,                       1997           1996             1997             1996
                                -----------    ----------      -----------      -----------
Sales                            $   57,200     $  50,746       $  174,135       $  137,658


Operating Income                      4,956         3,307           13,528            9,364

Corporate expenses, including goodwill amortization, will be reduced significantly and are expected to be approximately $4.5 million in the next twelve months. The increase in the Company's shareholders' equity is expected to be approximately $51 million resulting from a projected gain of approximately $90 million to be recorded at the closing of disposition of the Selling Subsidiaries, and an estimated tax provision of approximately $39 million. The operating income of the Selling Subsidiaries was $20.6 million and $5.8 million for the nine months and three months ended December 31, 1997, respectively. Whereas the Company will no longer benefit from the operations of the Selling Subsidiaries, it expects to benefit from lower interest expense and dividends paid on the AlliedSignal stock.

       Recently Issued Accounting Pronouncements

       In June 1997, the FASB issued two pronouncements, Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" (SFAS 130) and Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. SFAS 131 supersedes Statement of Financial Accounting Standards No. 14 "Financial Reporting for Segments of a Business Enterprise" and requires that a public company report certain information about its operating segments in annual and interim financial reports. The Company will adopt SFAS 130 and SFAS 131 in fiscal 1999.

                            MANAGEMENT REPRESENTATION

       The information furnished in this Form 10-Q for the interim period ended December 31, 1997 reflects all adjustments which are, in the opinion of management, all of a normal recurring nature and are necessary to present a fair statement of the results for the interim period.

                                     Part II

                                OTHER INFORMATION

Item 5.   Other Information

          Articles have appeared in the French press reporting an inquiry by a French magistrate into certain allegedly improper business transactions involving Elf Acquintaine, a French petroleum company, its former chairman and various third parties, including Maurice Bidermann. In connection with this inquiry, the magistrate has made inquiry into allegedly improper transactions between Mr. Steiner and that petroleum company. In response to the magistrate's request that Mr. Steiner appear in France as a witness, Mr. Steiner submitted statements concerning the transactions and has offered to appear in person if certain arrangements were made. According to the French press, the magistrate also requested permission to commence an inquiry into transactions involving another French petroleum company, but her request was not granted. If the magistrate were to renew her request, and if it were granted, inquiry into transactions between such company and Mr. Steiner, could ensue.

          Mr. Steiner has recently been cited by a French prosecutor to appear on May 18, 1998, before the Tribunal de Grande Instance de Paris, to answer a charge of knowingly benefiting in 1990, from a misuse by Mr. Bidermann of corporate assets of Societe Generale Mobiliere et Immobiliere, a French corporation in which Mr. Bidermann is believed to have been the sole shareholder.

Item 6.   Exhibits and Reports on Form 8-K
          (a)  Exhibits

          2.1 Asset Purchase Agreement dated as of December 8, 1997, among Banner Aerospace, Inc. and seven of its subsidiaries (Adams Industries, Inc., Aerospace Bearing Support, Inc., Aircraft Bearing Corporation, Banner Distribution, Inc., Burbank Aircraft Supply, Inc., Harco, Inc. and PacAero), AlliedSignal Inc. and AS BAR LLC (incorporated by reference to the Company's Form 8-K dated January 28,
          1998).

          2.2 Asset Purchase Agreement dated as of December 8, 1997, among Banner Aerospace, Inc. and two of its subsidiaries (PB Herndon Aerospace, Inc. and Banner Aerospace Services, Inc.), AlliedSignal Inc. and AS BAR PBH LLC (incorporated by reference to the Company's Form 8-K dated January 28, 1998).

          *10 Amendment No. 2 dated November 25, 1997 to the Second Amendment and Restated Credit Agreement dated December 12, 1996 among Banner Aerospace, Inc. and Burbank Aircraft Supply, Inc. (collectively referred to as "Borrowers"), institutions from time to time a party hereto as Lenders and Issuing Banks, whether by execution of this Agreement or an Assignment and Acceptance, Citicorp USA, Inc., a Delaware corporation, in its capacity as administrative agent for the Lenders and the Issuing Banks hereunder (in such capacity, the "Administrative Agent"), and NationsBank, N.A. and The Long-Term Credit Bank of Japan, Ltd., Chicago Branch, in their capacity as co-agents for the Lenders and Issuing Banks hereunder (in such capacity, individually, a "Co-Agent", and collectively, the "Co-Agents").

                *27 Financial Data Schedule (For SEC Use Only)

      (b)       Reports on Form 8-K
                There have been no reports on Form 8-K filed during the quarter; however refer to the Company's Form 8-K filed January 28, 1998.

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


Dated:  February 16, 1998