Form 10-K
period 1998-03-31
BANNER AEROSPACE INC
filed 1998-06-29
CIK 863445

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                    ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MARCH 31, 1998          COMMISSION FILE NUMBER 1-10561

                             BANNER AEROSPACE, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                         DELAWARE                                           95-2039311
              (STATE OR OTHER JURISDICTION OF                  (I.R.S. EMPLOYER IDENTIFICATION NO.)
              INCORPORATION OR ORGANIZATION)
                   45025 AVIATION DRIVE                                        20166
                         SUITE 300                                          (ZIP CODE)
                     DULLES, VA 20166
         (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Aggregate market value of the voting stock held by nonaffiliates of the registrant based on the closing price at which stock was sold on the New York Stock Exchange on June 19, 1998 was approximately $41.4 million.

                                                                            SHARES OUTSTANDING
                     TITLE OF CLASS                                        AS OF JUNE 19, 1998
                     --------------                                        -------------------
                      Common Stock                                              21,436,142

                      DOCUMENTS INCORPORATED BY REFERENCE

     Registrant intends to file with the Securities and Exchange Commission a definitive Proxy Statement for the 1998 Annual Meeting of Stockholders to be held on September 16, 1998, pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days of the close of its fiscal year ended March 31, 1998, portions of which document are incorporated by reference in Part III (Items 10, 11, 12 and 13) of this Annual Report on Form 10-K from the date such document is filed.

================================================================================

                               TABLE OF CONTENTS

ITEM                                                                 PAGE
----                                                                 ----
                               P A R T  I
 1.    Business....................................................    3
 2.    Properties..................................................    7
 3.    Legal Proceedings...........................................    7
 4.    Submission of Matters to a Vote of Security Holders.........    7

                              P A R T  I I
 5.    Market for Registrant's Common Equity and Related
         Stockholder Matters.......................................    8
 6.    Selected Consolidated Financial Information.................   10
 7.... Management's Discussion and Analysis of Financial Condition
       and Results of Operations...................................   11
 8.    Consolidated Financial Statements and Supplementary Data....   16
 9.    Disagreements with Accountants on Accounting and Financial
         Disclosure................................................   37

                             P A R T  I I I
       Statement of Omission.......................................   37

                              P A R T  I V
14.    Exhibits, Financial Statements, Schedules and Reports on
         Form 8-K..................................................   37
       Signatures..................................................   42

                                   P A R T  I

ITEM 1. BUSINESS

GENERAL

     Banner Aerospace, Inc. (the "Company") is an international supplier to the aerospace industry, distributing a wide range of aircraft parts and related support services. The Company's products are divided into two product groups: rotables and engines. Rotables include flight data recorders, radar and navigation systems, instruments, landing gear and hydraulic and electrical components. Engines include jet engines and engine parts for use on both narrow and wide body aircraft and smaller engines for corporate and commuter aircraft. The Company provides special services, such as immediate shipment of parts for aircraft on ground ("AOG") situations and customer tailored inventory management programs. The Company also provides both long-term and short-term engine leasing services to commercial airlines and air cargo carriers. Through its subsidiaries, the Company sells its products in the United States and abroad to most of the world's commercial airlines and air cargo carriers, as well as other distributors, fixed-base operations, corporate aircraft operators and other aerospace and non-aerospace companies.

DESCRIPTION OF BUSINESS

     The Company distributes a wide variety of aircraft parts, which it has purchased on the open market, or acquired from the original equipment manufacturer as an authorized distributor. No single distributor arrangement is material to the Company's financial condition taken as a whole.

     Solair, Inc. ("Solair") is the Company's largest subsidiary in the rotable group. A rotable is a part that must be removed periodically as required by the manufacturer or the Federal Aviation Administration ("FAA"), and is then typically overhauled and re-used. Solair stocks and sells a wide variety of aircraft rotable and expendable components. Additionally, Solair manages "power by the hour"/overhaul programs for several foreign airlines. Under these power by the hour programs, the Company provides management services and parts to the customers, including engines, rotables, airframes and landing gear.

     Solair entered into an exclusive three-year agreement with Delta Air Lines ("Delta") which commenced in August 1997 ("Delta Contract"). Under this agreement, Solair was designated as Delta's sole source supplier of airframe rotable, repairable and expendable material from the surplus market (the "Sourcing Program"). In addition, the Delta Contract contemplates a consignment arrangement between Delta and Solair whereby Solair will remarket Delta's excess inventory (the "Consignment Program"). At the inception of the agreement, it was anticipated that the combined programs would generate approximately $150 million in revenue over the three-year contract. In fiscal 1998 Solair recognized sales of $9.6 million under the Delta Contract. Revenues have lagged the original forecast due to greater than anticipated start-up difficulty with the Sourcing Program and the mutual consent to postpone the Consignment Program until the Sourcing Program is successfully integrated with Delta's normal procurement practices. Solair has concentrated its efforts on achieving superior service levels set by Delta. As of the first quarter of fiscal 1999, Solair was the highest rated airframe supplier to Delta.

     Dallas Aerospace, Inc. ("Dallas Aerospace"), the Company's largest subsidiary in the engine group, sells jet engines and engine parts for use on both narrow and wide body aircraft and smaller engines for corporate and commuter aircraft. In addition, Dallas Aerospace buys and sells large commercial aircraft from time to time and provides engine repair management services and engine leasing to a variety of airline and air cargo customers.

     Rotables are sometimes purchased as new parts, but are generally purchased used and are then overhauled for the Company by outside contractors, including the original manufacturers and FAA-licensed facilities. Rotables are sold in a variety of conditions: new, overhauled, serviceable and "as is". Rotables may also be exchanged instead of sold. An exchange occurs when an overhauled aircraft part in inventory is exchanged for a used part from the customer and the customer is charged an exchange fee plus the cost to overhaul the part. Engines and engine components are sold in overhauled condition, "as is" or are disassembled for resale as parts.

     In January 1995, the Company sold three operating units, AJ Aerospace Services, Inc., Austin Jet Corporation and Barcel Wire and Cable Corp. ("Discontinued Subsidiaries"), to focus its resources on enhancing its position as a marketer of aircraft hardware, rotables and engines.

     In March 1996, the Company acquired Harco, Inc. ("Harco") from The Fairchild Corporation ("Fairchild"). Harco is an authorized stocking distributor of precision fasteners to the aerospace industry and is located in El Segundo, California. The acquisition of Harco was effected through the issuance of 5,386,477 shares of the Company's common stock in exchange for 100% of the outstanding shares of Harco. The issuance of the Company's common stock was based on an average price per share of $6.075 resulting in a total value of $32.7 million. This acquisition was accounted for using the purchase method of accounting as applied to simultaneous common control mergers. The excess of the purchase price over the net tangible assets acquired was being amortized over 40 years. Harco was one of the Company's subsidiaries divested as part of the Hardware Business Disposition (refer to Note 2 in the notes to consolidated financial statements). The results of operations of Harco have been included in the consolidated results as of March 1, 1996 up to the closing of the Hardware Business Disposition.

     On January 16, 1997, the Company, through its subsidiary, Dallas Aerospace, Inc., consummated the acquisition of PB Herndon Aerospace, Inc. ("PB Herndon") by acquiring 100% of the outstanding stock of PB Herndon from the shareholders of PB Herndon ("Sellers"), effective October 1996. PB Herndon, located near St. Louis, Missouri, is a distributor of specialty fasteners and other aerospace related components. At closing, the cash purchase price of $14.7 million was paid to the Sellers. The purchase price was based upon PB Herndon's net assets as of September 30, 1996 plus capital contributions made by the Sellers after August 31, 1996. In addition, the Company loaned $1.3 million to PB Herndon to repay loans made from the Sellers to PB Herndon. To finance the acquisition of PB Herndon, the Company borrowed $16.0 million under a subordinated loan agreement (refer to Note 7 in the notes to the consolidated financial statements) from RHI Holdings, Inc. ("RHI"), which is a wholly-owned subsidiary of Fairchild. This acquisition was accounted for using the purchase method of accounting. The excess of the purchase price over the net tangible assets acquired was being amortized over 40 years. PB Herndon was one of the Company's subsidiaries divested as part of the Hardware Business Disposition (refer to Note 2 in the notes to the consolidated financial statements). The results of operations of PB Herndon have been included in the consolidated results from April 1, 1997 up to the closing of the Hardware Business Disposition.

     On January 13, 1998, the Company completed the disposition of its hardware companies and PacAero unit (the "Hardware Business") to AlliedSignal Inc. Also included in the disposition were certain assets of Banner Aerospace Services, Inc. related to the Company's Hardware Business. The Hardware Business was composed of the following subsidiaries: Adams Industries, Inc., Aerospace Bearing Support, Inc., Aircraft Bearing Corporation, Banner Distribution, Inc., Burbank Aircraft Supply, Inc., Harco, Inc., PB Herndon Aerospace, Inc. and PacAero. The Company disposed of the Hardware Business to concentrate its efforts on the rotables and jet engine businesses and because the disposition of the Hardware Business presented a unique opportunity for the Company to realize a significant return.

FORMATION AND STOCK OWNERSHIP OF THE COMPANY

     The term "Company" refers to Banner Aerospace, Inc. and its consolidated subsidiaries. Prior to the initial public offering in 1990, Fairchild owned, through a subsidiary, 100% of the shares of the Common Stock of the Company. As a result of the initial public offering, Fairchild's indirect beneficial ownership of Common Stock was reduced from 100% to 47.2%. However, as a result of the additional shares of the Company's Common Stock issued in connection with the acquisition of Harco in fiscal 1996, Fairchild became the majority owner of the Company, owning 59.3% of the Company's Common Stock as of March 31, 1997 (refer to Note 3 in the notes to consolidated financial statements).

     In June 1997, the Company's shareholders approved the following changes to the Company's capital structure: (i) the total number of shares of capital stock which the Company has the authority to issue was increased from 30,000,000 to 60,000,000; (ii) the number of authorized shares of the Company's Common Stock was increased from 30,000,000 to 50,000,000; and
(iii) a new class of Preferred Stock, par value $.01 per share was created, and the Company was given the authority to issue 10,000,000 shares of such Preferred Stock (collectively, the "Charter Amendments"). In May 1997, in conjunction with the Charter Amendments, the Company issued rights to its existing shareholders pursuant to which each shareholder could acquire one share of the newly established 7.5% convertible Preferred Stock for every 4.5 shares of Common Stock owned. Fairchild signed a commitment to subscribe for its pro rata share of such newly established Preferred Stock. On June 18, 1997, the Company received subscriptions for 3,710,955 shares of Preferred Stock or $34.1 million. By virtue of this transaction, Fairchild's beneficial ownership of the Company increased from 59.3% to approximately 62.6%. The proceeds received from the rights offering were used to reduce outstanding debt.

     In January 1998, the Company repurchased 2,246,967 shares of its own Common Stock for a total cost of $23.3 million, increasing Fairchild's ownership to 66.3% at the end of fiscal 1998. This repurchase has been reflected as Treasury Stock in the accompanying financial statements.

     On May 11, 1998, Fairchild commenced an offer to exchange ("Exchange Offer") under which it agreed to exchange class A common stock of Fairchild for up to 4,000,000 shares of Common Stock of the Company at a price of $12.50 per share. On June 9, 1998, the Exchange Offer was consummated and shareholders exchanged 3,659,424 shares of the Company's Common Stock for newly issued shares of Fairchild class A common stock. As a result of the shares tendered to Fairchild, Fairchild's ownership percentage increased to 85.4% of the Company's Common Stock.

SALES

     The Company's subsidiaries conduct marketing efforts, through its direct sales force, outside representatives and, for some product lines, overseas sales offices. Sales in the aviation aftermarket depend on price, service, quality and reputation. The Company's business does not experience significant seasonal fluctuations nor does the Company's business depend on a single customer. No single customer of the Company accounts for more than 10.0% of the Company's revenue. The sales order backlog amounted to $23.2 million and $82.8 million at March 31, 1998 and 1997, respectively. It is anticipated that in excess of 90.0% of the backlog at March 31, 1998 will be shipped by March 31, 1999. The change in the sales backlog resulted from the disposition of the Hardware Business which accounted for $65.7 million or 79.3% of the March 31, 1997 balance.

     The table below shows the percentage of sales by each product group for the fiscal years ended March 31, 1998, 1997 and 1996.

                       PRODUCT GROUP                               1998        1997        1996
                       -------------                               -----       -----       -----
Hardware(a).................................................        44.1%       51.3%       47.6%
Rotables....................................................        36.8        31.4        34.1
Engines.....................................................        19.1        17.3        18.3
                                                                   -----       -----       -----
                                                                   100.0%      100.0%      100.0%
                                                                   =====       =====       =====

---------------
(a) Sales for the Hardware Group for fiscal 1998 include the period from April 1, 1997 to December 31, 1997.

     Foreign sales accounted for 28.7%, 29.3% and 32.0% of the Company's total sales for the fiscal years ended March 31, 1998, 1997 and 1996, respectively. Export sales by geographic area for the fiscal years ended March 31, 1998, 1997 and 1996 were as follows:

                    (IN THOUSANDS)                         1998       1997      1996
                    --------------                       --------   --------   -------
Europe.................................................  $ 52,817   $ 34,922   $29,797
Asia (excluding Japan).................................    21,734     25,790    18,557
Canada.................................................    14,746     20,516    13,803
Japan..................................................    10,473     15,672    13,006
South America..........................................    10,211      4,013     3,950
Australia..............................................     2,632      7,044     5,585
Other..................................................     8,208      6,008     7,490
                                                         --------   --------   -------
                                                         $120,821   $113,965   $92,188
                                                         ========   ========   =======

     The increase in the export sales in fiscal 1998 compared to fiscal 1997 was primarily attributable to sales in Europe by DAC International, Inc. and engine leasing in South America by Dallas Aerospace.

     The increase in the export sales in fiscal 1997 compared to fiscal 1996 was primarily attributable to the increases in sales to Europe, Asia (excluding Japan) and Canada. The increased export sales to Europe and Canada of approximately 17.2% and 48.6%, respectively, were primarily due to the inclusion of sales recorded by Harco for the entire fiscal year for 1997, compared to one month of sales included in fiscal 1996. The increased sales to Asia (excluding Japan) of approximately 39.0% were primarily due to several large contracts obtained by the rotables group in late fiscal 1996 and fiscal 1997.

COMPETITION

     The rotables group competes with AAR Corp., Air Ground Equipment Services ("AGES"), Aviation Sales Company, The Memphis Group and other large and small companies in a very fragmented industry. The major competitors for the Company's engine group are OEMs such as General Electric Company and Pratt & Whitney, as well as the engine and engine parts divisions of AAR Corp. and AGES, and many smaller companies.

EMPLOYEES

     As of March 31, 1998, the Company had approximately 375 employees. None of the Company's employees are covered by collective bargaining agreements. The Company believes that relations with its employees are satisfactory.

ENVIRONMENTAL MATTERS

     There are no material expenditures anticipated for environmental control for fiscal 1999 and thereafter.

ITEM 2. PROPERTIES

     The Company's corporate office consists of approximately 10,000 square feet and is located near the Washington Dulles International Airport in Northern Virginia. The Company currently leases the space from Fairchild under an operating lease which commenced on April 1, 1996. The lease is for a term of ten years, but may be terminated at the Company's option, after five years, and requires annual lease payments of approximately $175,000. The Company also leases an office in Cleveland, Ohio, which, as of March 31, 1998, has 7 months remaining on the original 84-month term. The entire Cleveland office is currently subleased. The Company owns and leases other facilities throughout the United States, primarily for warehousing inventory and for office space. In addition, the Company leases sales offices and warehouses in other countries, including Switzerland, the United Kingdom and Singapore. All of the Company's properties are maintained on a regular basis and are adequate for the Company's present requirements. The following table identifies the principal properties owned or leased by the Company:

                           DESCRIPTION OF PROPERTIES

                                                                           OWNED   APPROX.
                                                                             OR    SQUARE
                   SUBSIDIARY                            LOCATION          LEASED  FOOTAGE
                   ----------                            --------          ------  -------
Banner Aerospace-Singapore, Inc.................  Singapore                Leased    1,300
DAC International, Inc..........................  Austin, TX               Leased    7,000
                                                  Cortaillod, Switzerland  Leased    1,500
Dallas Aerospace, Inc...........................  Carrollton, TX           Leased  126,000
                                                  Medley, FL               Leased    6,200
                                                  Miami Springs, FL        Leased    1,400
Georgetown Jet Center, Inc......................  Georgetown, TX           Leased   19,000
Matrix Aviation, Inc............................  Wichita, KS              Owned     6,300
NASAM Incorporated..............................  S. San Francisco, CA     Leased    4,800
Professional Aviation Associates, Inc...........  Atlanta, GA              Leased   29,000
                                                  Titusville, FL           Leased   15,000
Solair, Inc.....................................  Lakeland, FL             Leased   70,000
                                                  Ft. Lauderdale, FL       Leased   57,000
                                                  Atlanta, GA              Leased    3,200
                                                  Hounslow, England        Leased    1,000

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

     The Company's Common Stock trades on the New York Stock Exchange ("NYSE") under the symbol BAR. The following tables set forth the quarterly high and low prices as reported by the NYSE composite transactions for fiscal 1998 and 1997:

                                                               FISCAL 1998
                                                              -------------
                       QUARTERS ENDED                         HIGH      LOW
                       --------------                         ----      ---
June 30, 1997...............................................   8 7/8    6 7/8
September 30, 1997..........................................  11 1/4    8 3/8
December 31, 1997...........................................  11 11/16  8 3/4
March 31, 1998..............................................  12        9 5/8

                                                               FISCAL 1997
                                                              -------------
                       QUARTERS ENDED                         HIGH      LOW
                       --------------                         ----      ---
June 30, 1996...............................................  9         5 3/8
September 30, 1996..........................................  8 3/8     7 3/8
December 31, 1996...........................................  8 5/8     7 3/4
March 31, 1997..............................................  9 3/4     7 1/4

     At March 31, 1998, the Company had a total of 3,809,550 shares of 7.5% convertible Preferred Stock outstanding. The Preferred Stock is convertible into Common Stock on a one-to-one basis. Through the end of fiscal 1998, 3,549 shares of Preferred Stock had been converted to shares of Common Stock and 102,144 shares of Preferred Stock had been issued as a result of dividends on Preferred Stock.

     As a result of the Exchange Offer (described in Note 16 to the consolidated financial statements), the number of record holders of Common Stock has fallen below the continued listing criteria for NYSE listed companies. The NYSE has not taken any action to delist the Common Stock, but may do so in the future, in which case, the Company will look at alternative listing arrangements.

DIVIDENDS

     It is the Company's current policy to retain earnings to support the growth of its present operations and to reduce its outstanding debt. Any future determination as to the payment of cash dividends on the Company's Common Stock will be at the discretion of the Company's Board of Directors and will depend on the Company's financial condition, results of operations and capital requirements, restrictive covenants in the credit agreement that limit the payment of dividends in any fiscal year (refer to Note 4 in the notes to consolidated financial statements) and such other factors as the Board of Directors deems relevant. No dividends were declared in fiscal 1998 or 1997 on the Company's Common Stock. The Company issued 102,144 shares of Preferred Stock as a result of dividends on the Preferred Stock in fiscal 1998.

HOLDERS OF RECORD

     The Company had approximately 74 holders of record and 1,365 beneficial holders at June 22, 1998.

OTHER INFORMATION

     Articles have appeared in the French press reporting an inquiry by a French magistrate into certain allegedly improper business transactions involving Elf Acquitaine, a French petroleum company, its former chairman and various third parties, including Maurice Bidermann. In connection with this inquiry, the magistrate has made inquiry into allegedly improper transactions between Mr. Steiner and that petroleum company. In response to the magistrate's request that Mr. Steiner appear in France as a witness, Mr. Steiner submitted written statements concerning the transactions and appeared in person before the magistrate and others. Mr. Steiner, who has been put under examination (mis en examen), by the magistrate, with respect to this matter, has not been charged.

     Mr. Steiner has been cited by a French prosecutor to appear on November 22, 1998, before the Tribunal de Grande Instance de Paris, to answer a charge of knowingly benefiting in 1990, from a misuse by Mr. Bidermann of corporate assets of Societe Generale Mobiliere et Immobiliere, a French corporation in which Mr. Bidermann is believed to have been the sole shareholder.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL INFORMATION

     The following table presents selected historical financial data and is qualified in its entirety by the more detailed consolidated financial statements contained elsewhere in this Form 10-K. The selected financial data for the years ended March 31, 1998, 1997, 1996, 1995 and 1994 are extracted from the Company's audited consolidated financial statements.

                                                        FOR THE FISCAL YEARS ENDED MARCH 31,
                                                ----------------------------------------------------
     (IN THOUSANDS EXCEPT PER SHARE DATA)         1998       1997       1996       1995       1994
     ------------------------------------       --------   --------   --------   --------   --------
INCOME STATEMENT DATA:
Net sales.....................................  $420,323   $389,111   $287,880   $222,384   $212,391
                                                --------   --------   --------   --------   --------
Cost of goods sold............................   305,385    279,041    209,609    153,261    144,245
Selling, general and administrative...........    87,296     84,557     64,704     52,389     50,815
Restructuring charges.........................        --         --         --     11,650      6,000
                                                --------   --------   --------   --------   --------
Operating income..............................    27,642     25,513     13,567      5,084     11,331
Unusual item..................................        --         --         --      5,750         --
Non-recurring income..........................   124,041         --         --         --         --
Interest expense, net.........................   (13,960)   (13,090)   (10,972)    (9,809)    (9,089)
                                                --------   --------   --------   --------   --------
Income from continuing operations before taxes
  on income...................................   137,723     12,423      2,595      1,025      2,242
Provision for taxes...........................    56,182      4,970      1,040        550        940
                                                --------   --------   --------   --------   --------
Income from continuing operations.............    81,541      7,453      1,555        475      1,302
                                                --------   --------   --------   --------   --------
Discontinued operations, net of tax
    Loss from discontinued operations, net....        --         --         --         --     (1,905)
    Loss on disposal of discontinued
       operations, net........................        --         --         --         --    (11,093)
                                                --------   --------   --------   --------   --------
                                                      --         --         --         --    (12,998)
                                                --------   --------   --------   --------   --------
Net income (loss).............................  $ 81,541   $  7,453   $  1,555   $    475   $(11,696)
                                                --------   --------   --------   --------   --------
Preferred stock dividends.....................     2,034         --         --         --         --
                                                --------   --------   --------   --------   --------
Net income (loss) available to common
  shareholders................................  $ 79,507   $  7,453   $  1,555   $    475   $(11,696)
                                                ========   ========   ========   ========   ========
Basic earnings (loss) per common share:
    Continuing operations.....................  $   3.46   $   0.32   $   0.09   $   0.03   $   0.07
    Discontinued operations...................        --         --         --         --      (0.72)
                                                --------   --------   --------   --------   --------
Net income (loss) per share...................  $   3.46   $   0.32   $   0.09   $   0.03   $  (0.65)
                                                ========   ========   ========   ========   ========
Diluted earnings (loss) per common share:
    Continuing operations.....................  $   3.10   $   0.31   $   0.08   $   0.03   $   0.07
    Discontinued operations...................        --         --         --         --      (0.72)
                                                --------   --------   --------   --------   --------
Net income (loss) per share...................  $   3.10   $   0.31   $   0.08   $   0.03   $  (0.65)
                                                ========   ========   ========   ========   ========
Weighted average number of common
  shares -- basic.............................    22,995     23,408     18,283     18,002     18,002
                                                ========   ========   ========   ========   ========
Weighted average number of common shares --
  diluted.....................................    26,333     23,673     18,296     18,002     18,002
                                                ========   ========   ========   ========   ========
BALANCE SHEET DATA:
Working capital...............................  $125,398   $270,658   $209,022   $184,087   $214,806
Total assets..................................   425,210    393,901    318,209    241,315    272,357
Long-term debt, less current maturities.......    48,900    165,148    111,900    102,800    134,017
Stockholders' equity..........................   258,110    150,195    142,603    107,504    107,029

     The results of the Hardware Business are included in the periods until their disposition in January 1998. Fiscal 1998 includes the non-recurring income on the disposition of the Hardware Business. Fiscal 1994 includes the results of the Discontinued Subsidiaries which were sold in January 1995. The reserves recorded in fiscal 1994 were adequate to cover all losses incurred in fiscal 1995 as a result of the divestitures. These transactions materially affect the comparability of the information stated in the selected consolidated financial information.

     No cash dividends have been paid for the past five years.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     The Company cautions that such statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. Results actually achieved may differ materially from expected results included in these statements. The Company undertakes no obligation to republish revised forward-looking statements to reflect the occurrence of events or circumstances after the date hereof.

RESULTS OF OPERATIONS

     On January 13, 1998, the Company completed the disposition of substantially all of the assets and certain liabilities of its Hardware Business to two wholly-owned subsidiaries of AlliedSignal Inc. (the "Buyers") in exchange for unregistered shares of AlliedSignal Inc. common stock with an aggregate value equal to $369 million (the "Hardware Business Disposition"). The purchase price received for the Hardware Business was based on the consolidated net worth as reflected on an estimated closing date balance sheet for the assets (and liabilities) conveyed by the Hardware Business to the Buyers. The estimated closing date balance sheet is subject to review by the parties, and the purchase price will be adjusted (up or down) based on the net worth as reflected on the final closing date balance sheet. The assets transferred to the Buyers consist primarily of the Company's Hardware Business, which includes the distribution of bearings, nuts, bolts, screws, rivets and other types of fasteners, and its PacAero unit. Approximately $194 million of the common stock received from the Buyers was used to repay outstanding term loans and a portion of the revolver balance of the Company's subsidiaries and related fees. The remaining investment in AlliedSignal Inc. common stock has been accounted for as an available-for-sale security. The Company effected the Hardware Business Disposition to concentrate its efforts on the rotables and jet engine businesses and because the Hardware Business Disposition presented a unique opportunity to realize a significant return. As a result of the Hardware Business Disposition and the repayment of outstanding term loans and a portion of the revolver balance, the Company recorded nonrecurring income of $124 million for the twelve months ended March 31, 1998. For fiscal 1998, the Hardware Business represented 44.1% of the Company's revenues.

     In January 1997, the Company, through a subsidiary, consummated the acquisition of 100% of the outstanding stock of PB Herndon Aerospace, Inc. ("PB Herndon") from the shareholders of PB Herndon, effective October 1996. PB Herndon, located near St. Louis, Missouri, is a wholesale distributor of a diverse selection of high quality aerospace fasteners and related components. PB Herndon was one of the Company's subsidiaries divested as part of the Hardware Business Disposition (refer to Notes 2 and 3 in the notes to the consolidated financial statements).

     In March 1996, the stockholders of the Company approved the acquisition of Harco, Inc. ("Harco") from Fairchild. Harco is an authorized stocking distributor of precision fasteners to the aerospace industry and is located in El Segundo, California. Harco's operating results were included in the consolidated results of the Company as of March 1, 1996. Harco was one of the Company's subsidiaries divested as part of the Hardware Business Disposition (refer to Notes 2 and 3 in the notes to consolidated financial statements).

                       ANALYSIS OF RESULTS OF OPERATIONS
           FOR THE FISCAL YEARS ENDED MARCH 31, 1998, 1997, AND 1996

                                             1998                    1997                    1996
                                     ---------------------   ---------------------   ---------------------
          (IN THOUSANDS)              AMOUNT    PERCENTAGE    AMOUNT    PERCENTAGE    AMOUNT    PERCENTAGE
          --------------             --------   ----------   --------   ----------   --------   ----------
Net sales..........................  $420,323     100.0%     $389,111     100.0%     $287,880     100.0%
Cost of goods sold.................   305,385      72.7       279,041      71.7       209,609      72.8
                                     --------     -----      --------     -----      --------     -----
Gross profit.......................   114,938      27.3       110,070      28.3        78,271      27.2
Selling, general and
  administrative...................    87,296      20.7        84,557      21.7        64,704      22.5
                                     --------     -----      --------     -----      --------     -----
Operating income...................  $ 27,642       6.6%     $ 25,513       6.6%     $ 13,567       4.7%
                                     ========     =====      ========     =====      ========     =====

OPERATING RESULTS

     Net sales of $420.3 million in fiscal 1998 increased by $31.2 million, or 8.0%, compared to sales of $389.1 million in fiscal 1997. The increase in sales was attributable to an increase in sales of rotables of $32.5 million, or 26.6%, and an increase in sales of engines of $13.0 million, or 19.0%, partially offset by a decrease in hardware sales of $14.3 million or 7.2%. Sales of rotables increased as a result of the introduction of a new product line by DAC International, Inc. and an exclusive three-year agreement between Solair and Delta which commenced in August 1997 ("Delta Contract"), whereby Solair was designated as Delta's sole source supplier of airframe material, including rotables, repairables and expendables, from the surplus market. In addition, the Delta Agreement contemplates a consignment arrangement between Delta and Solair whereby Solair will remarket Delta's excess inventory. This consignment arrangement has yet to be completed. The decrease in hardware sales was due to nine months of sales in fiscal 1998, compared to a full year of sales in fiscal 1997, as a result of the Hardware Business Disposition. Net sales in fiscal 1997 increased $101.2 million, compared to fiscal 1996, which reflected (i) an increase in hardware sales of $62.1 million resulting from the PB Herndon acquisition and including twelve months of sales from Harco in fiscal 1997 compared to one month in fiscal 1996; (ii) an increase in rotable sales of $24.0 million; and (iii) an increase in engine sales of $15.1 million. On a pro forma basis excluding the sales recorded by the Hardware Business, net sales increased 30.7% in fiscal 1998 and 29.4% in fiscal 1997, as compared to fiscal 1997 and 1996, respectively.

     Gross profit as a percentage of sales was 27.3%, 28.3% and 27.2% in fiscal 1998, 1997 and 1996, respectively. The decrease in the current year was primarily due to lower margins realized on sales of rotables, which were nearly offset by higher margins contributed by the engine group. The decreased margins for the rotable group were primarily the result of a change in product mix. The increased margins for the engine group was due to the overall improvement in the aviation market. The increase in fiscal 1997 compared to fiscal 1996 was due primarily to higher margins realized on the sale of hardware and rotables. Fiscal 1996 margins were adversely effected by an increase in the supply of Stage 2 rotables in the marketplace, which in turn had a negative impact on pricing in that year. The supply and demand of Stage 2 rotables somewhat stabilized in fiscal 1997 allowing pricing to improve slightly. On a pro forma basis, excluding the gross profit recorded by the Hardware Business, gross profit would have been 22.8%, 22.7% and 21.4% in fiscal 1998, 1997 and 1996, respectively.

     Selling, general and administrative ("SG&A") expense as a percentage of sales was 20.8%, 21.7% and 22.5% in fiscal 1998, 1997 and 1996, respectively. The decreasing trend was primarily attributable to substantial sales growth outpacing the growth of SG&A expenses incurred to realize such sales growth. On a pro forma basis, excluding the SG&A expenses recorded by the Hardware Business, SG&A expense as a percentage of sales would have been 17.6%, 19.4% and 21.3% in fiscal 1998, 1997 and 1996, respectively.

     Operating income of $27.6 million in fiscal 1998 increased $2.1 million compared to operating income of $25.5 million in fiscal 1997. The increase in operating income was primarily due to the current year's growth in sales and increased operational efficiencies. In addition, operating income for fiscal 1998 includes the results of the Hardware Business for only nine months as compared to the full year for fiscal 1997. Operating income in fiscal 1997 improved by $11.9 million over fiscal 1996 primarily due to increased sales and improved margins resulting from a turnaround in the aerospace industry. On a pro forma basis to exclude the results of the Hardware Business, operating income increased $5.7 million in fiscal 1998, as compared to fiscal 1997, and $5.3 million in fiscal 1997, as compared to fiscal 1996.

     Foreign sales accounted for 28.7%, 29.3% and 32.0% of the Company's total sales for the fiscal years ended March 31, 1998, 1997 and 1996, respectively. Foreign sales to Asia (excluding Japan) accounted for 5.2%, 6.6%, and 6.4% of the Company's total sales for the fiscal years ended March 31, 1998, 1997, and 1996, respectively. The Company expects that the current Asian economic crisis will not have a material impact on its future operating results.

     The following unaudited pro forma table illustrates consolidated sales and operating income of the Company's operations, on a pro forma basis for the twelve months ended March 31, 1998, 1997 and 1996 to give effect to the disposition of substantially all of the assets and certain liabilities of the Hardware Business for the past three years. The unaudited pro forma consolidated financial information is based on the historical financial information of the Company for the twelve months ended March 31, 1998, 1997 and 1996. The unaudited pro forma consolidated financial information is presented for informational purposes only and is not necessarily indicative of what earnings and results of operations would have been had the Company disposed of the Hardware Business at the beginning of the periods presented, nor is such information intended necessarily to be indicative of the future results of operations that may occur.

                                             1998                    1997                    1996
                                     ---------------------   ---------------------   ---------------------
          (IN THOUSANDS)              AMOUNT    PERCENTAGE    AMOUNT    PERCENTAGE    AMOUNT    PERCENTAGE
          --------------             --------   ----------   --------   ----------   --------   ----------
Net Sales..........................  $212,757     100.0%     $162,737     100.0%     $125,737     100.0%
Cost of goods sold.................   164,283      77.2       125,728      77.3        98,879      78.6
                                     --------     -----      --------     -----      --------     -----
Gross profit.......................    48,474      22.8        37,009      22.7        26,858      21.4
Selling, general and
  administrative...................    37,420      17.6        31,623      19.4        26,778      21.3
                                     --------     -----      --------     -----      --------     -----
Operating income...................  $ 11,054       5.2%     $  5,386       3.3%     $     80       0.1%
                                     ========     =====      ========     =====      ========     =====

INTEREST EXPENSE

     Interest expense for fiscal 1998, 1997 and 1996 amounted to $14.0 million, $13.1 million and $11.0 million, respectively. The increase in interest expense in fiscal 1998 compared to fiscal 1997 was primarily due to higher average debt outstanding coupled with a slight increase in the effective interest rate. The increase in interest expense in fiscal 1997 compared to fiscal 1996 was primarily due to higher average debt outstanding, offset by a slight decrease in the effective interest rate. The effective interest rate for fiscal 1998, 1997 and 1996 was 9.3%, 9.1% and 9.3%, respectively. The average debt outstanding for fiscal 1998, 1997 and 1996 amounted to $147.5 million, $141.2 million and $108.1 million, respectively. The Company utilized approximately $194 million of the proceeds received from the Hardware Business Disposition to reduce its debt. As a result, future interest expense is expected to decrease substantially.

INCOME TAXES

     The tax provisions on income from operations for the fiscal years ended March 31, 1998, 1997 and 1996 were $56.2 million, $5.0 million and $1.0 million, respectively. The effective tax rates for fiscal years 1998, 1997 and 1996 were 40.8%, 40.0% and 40.1%, respectively, which approximate the combined Federal and State effective tax rates.

NET INCOME

     For the fiscal years ended March 31, 1998, 1997 and 1996, the Company recorded net income available to common shareholders of $79.5 million, or $3.46 basic earnings per common share, $7.5 million, or $0.32 basic earnings per common share and $1.6 million, or $0.09 basic earnings per common share, respectively.

     Inflation has had minimal effect on the Company's current operations and the Company believes that this trend will continue in the immediate future.

COMPREHENSIVE INCOME

     Comprehensive income includes unrealized holding gains in the fair market value of the AlliedSignal Inc. common stock which was received from the Hardware Business Disposition and is classified as available-for-sale securities. The fair market value of unrealized holding securities increased by $14.3 million, net of taxes, for the twelve months ended March 31, 1998.

LIQUIDITY

     Total capitalization as of March 31, 1998 and 1997 amounted to $307.0 million and $315.6 million, respectively. The changes in the components of capitalization included a decrease in debt of $116.5 million and an increase in equity of $107.9 million. The decrease in debt was primarily the result of the repayment of outstanding term loans with approximately $194 million of AlliedSignal Inc. common stock received in the Hardware Business Disposition, partially offset by additional borrowings. The increase in equity was primarily due to the net income for the fiscal year ended March 31, 1998, which included the non-recurring income of $124.0 million recorded as a result of the Hardware Business Disposition and the $14.3 million net unrealized gain recorded on the appreciation of the AlliedSignal Inc. common stock. Equity also increased $33.9 million as a result of the issuance of Preferred Stock in June 1997. In January 1998, the Company repurchased 2,246,967 shares of Common Stock for a total cost of $23.3 million (refer to Note 14 in the notes to the consolidated financial statements).

     In connection with the Hardware Business Disposition, the Company recorded its investment in AlliedSignal Inc. common stock as an available-for-sale investment, the value of which was $206.6 million at March 31, 1998. Although the value of the AlliedSignal Inc. common stock appreciated a total of $23.4 million from the date of the closing of the Hardware Business Disposition to the end of the fiscal year, there is risk associated with market fluctuation of this investment which is inherent to stock investments.

     Net cash used for operating activities for the fiscal year ended March 31, 1998 and March 31, 1997 amounted to $85.0 million and $32.7 million, respectively. The primary use of cash for operating activities in fiscal 1998 and 1997 was an increase in inventory of $56.2 million and $37.5 million, respectively, which was mainly to support the Company's sales growth.

     Net cash used for investing activities for the fiscal year ended March 31, 1998 amounted to $4.6 million which was used primarily for the acquisition of property, plant and equipment. Net cash used for investing activities for the fiscal year ended March 31, 1997 amounted to $20.4 million which was primarily used for business acquisitions, net of cash acquired (refer to Note 3 in the notes to consolidated financial statements).

     Net cash provided by financing activities for the fiscal year ended March 31, 1998 amounted to $89.6 million which was due to increased borrowings under the Company's credit agreement and the issuance of Preferred Stock, offset by the repayment of debt, and the Company's purchase of treasury stock. Net cash provided by financing activities for the fiscal year ended March 31, 1997 amounted to $53.1 million which was due to increased bank borrowings under the Company's credit agreement and borrowings under a subordinated loan agreement with Fairchild (refer to Notes 4 and 7 in the notes to consolidated financial statements).

     For at least the next three years, cash flows from operations, along with funds available under the credit agreement and any additional financing should be adequate to finance the Company's operations, any further increases in working capital, capital expenditures and potential acquisitions. The Company is in the process of upgrading certain of its management information systems, which will result in additional investments in hardware and software.

YEAR 2000

     As the year 2000 approaches, the Company is preparing all of its computer systems to be Year 2000 compliant. A review of all the computer systems currently used throughout the Company has been performed. A number of the Company's computer systems are currently Year 2000 compliant. The remaining computer systems are expected to be either replaced or upgraded. The Company expects all of its computer systems will be Year 2000 compliant on a timely basis. However, there can be no assurance that the systems of other companies on which the Company's systems rely will also be timely converted, or that any such failure to convert by another company would not have an adverse effect on the Company's systems. The cost of ensuring that all systems are Year 2000 compliant is being assessed.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 131 ("SFAS 131") "Disclosures about Segments of an Enterprise and Related Information". SFAS 131 supersedes Statement of Financial Accounting Standards No. 14 "Financial Reporting for Segments of a Business Enterprise" and requires that a public company report certain information about its operating segments in annual and interim financial reports. The Company currently operates in only one reportable segment.

     In February 1998, FASB issued Statement of Financial Accounting Standards No. 132 ("SFAS 132") "Employers' Disclosures about Pensions and Other Postretirement Benefits". SFAS 132 revises and improves the effectiveness of current note disclosure requirements for employers' pensions and other retiree benefits by requiring additional information to facilitate financial analysis and eliminating certain disclosures which are no longer useful. SFAS 132 does not address recognition or measurement issues. The Company will adopt SFAS 132 in fiscal 1999.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    BANNER AEROSPACE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                            MARCH 31, 1998 AND 1997

                       (IN THOUSANDS)                           1998       1997
                       --------------                         --------   --------
                                     ASSETS
Current Assets:
    Receivables, less allowances of $2,881 in 1998 and
      $4,420 in 1997........................................  $ 48,046   $ 64,382
    Inventories.............................................   122,236    253,781
    Future tax benefits.....................................        --     11,307
    Other...................................................    29,741     11,375
                                                              --------   --------
                                                               200,023    340,845
                                                              --------   --------
Property, Plant and Equipment, at cost:
    Land....................................................        15        453
    Buildings and improvements..............................     2,430      9,519
    Machinery and equipment.................................     8,056     19,408
                                                              --------   --------
                                                                10,501     29,380
    Accumulated depreciation................................    (6,008)   (14,046)
                                                              --------   --------
                                                                 4,493     15,334
                                                              --------   --------
Other Assets:
    Investments.............................................   206,626         --
    Cost in excess of net tangible assets of purchased
      businesses, net.......................................    12,292     33,003
    Other...................................................     1,776      4,719
                                                              --------   --------
                                                               220,694     37,722
                                                              --------   --------
         Total assets.......................................  $425,210   $393,901
                                                              ========   ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Current maturities of long-term debt....................  $     --   $    301
    Accounts payable........................................    27,431     38,864
    Accrued salaries........................................     2,568      5,968
    Other...................................................    44,626     25,054
                                                              --------   --------
                                                                74,625     70,187
                                                              --------   --------
Long-Term Liabilities:
    Long-term debt, less current maturities.................    48,900    165,148
    Deferred federal and state income tax...................    41,194         --
    Other...................................................     2,381      8,371
                                                              --------   --------
                                                                92,475    173,519
                                                              --------   --------
         Total liabilities..................................   167,100    243,706
                                                              --------   --------
Stockholders' Equity:
    Preferred stock; $.01 par value, 10,000 shares
      authorized, 3,810 issued and outstanding at March 31,
      1998 and no shares authorized, issued and outstanding
      at March 31, 1997.....................................        38         --
    Common stock; $1.00 par value, 50,000 shares authorized,
      23,642 shares issued, 21,395 shares outstanding, at
      March 31, 1998 and 30,000 shares authorized, 23,420
      shares issued and outstanding at March 31, 1997.......    23,642     23,420
    Less: treasury stock at cost, 2,247 shares held in
      treasury at March 31, 1998............................   (23,331)        --
    Paid-in capital.........................................   150,460    113,236
    Retained earnings.......................................    93,046     13,539
    Accumulated other comprehensive income..................    14,255         --
                                                              --------   --------
                                                               258,110    150,195
                                                              --------   --------
         Total liabilities and stockholders' equity.........  $425,210   $393,901
                                                              ========   ========

          The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                    BANNER AEROSPACE, INC. AND SUBSIDIARIES

                         CONSOLIDATED INCOME STATEMENTS
            FOR THE FISCAL YEARS ENDED MARCH 31, 1998, 1997 AND 1996

            (IN THOUSANDS EXCEPT PER SHARE DATA)                1998       1997       1996
            ------------------------------------              --------   --------   --------
Net sales...................................................  $420,323   $389,111   $287,880
                                                              --------   --------   --------
Cost of goods sold..........................................   305,385    279,041    209,609
Selling, general and administrative.........................    87,296     84,557     64,704
                                                              --------   --------   --------
     Operating income.......................................    27,642     25,513     13,567
Non-recurring income........................................   124,041         --         --
Interest expense, net.......................................   (13,960)   (13,090)   (10,972)
                                                              --------   --------   --------
     Income from operations before taxes on income..........   137,723     12,423      2,595
Provision for taxes.........................................    56,182      4,970      1,040
                                                              --------   --------   --------
Net income..................................................  $ 81,541   $  7,453   $  1,555
                                                              --------   --------   --------
Preferred stock dividends...................................    (2,034)        --         --
                                                              --------   --------   --------
Net income available to common shareholders.................  $ 79,507   $  7,453   $  1,555
                                                              ========   ========   ========

Basic earnings per common share.............................  $   3.46   $   0.32   $   0.09
                                                              ========   ========   ========
Diluted earnings per common share...........................  $   3.10   $   0.31   $   0.08
                                                              ========   ========   ========

Weighted average number of shares outstanding -- basic......    22,995     23,408     18,283
Weighted average number of shares outstanding -- diluted....    26,333     23,673     18,296

Net income..................................................  $ 81,541   $  7,453   $  1,555
Other comprehensive income:
Unrealized gain on available-for-sale securities (net of tax
  of $9,113)................................................    14,255         --         --
                                                              --------   --------   --------
Comprehensive income........................................  $ 95,796   $  7,453   $  1,555
                                                              ========   ========   ========

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                    BANNER AEROSPACE, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
            FOR THE FISCAL YEARS ENDED MARCH 31, 1998, 1997 AND 1996

                                                                                          ACCUMULATED
                                                                                             OTHER
                                  PREFERRED   COMMON    TREASURY   PAID-IN    RETAINED   COMPREHENSIVE
         (IN THOUSANDS)             STOCK      STOCK     STOCK     CAPITAL    EARNINGS      INCOME        TOTAL
         --------------           ---------   -------   --------   --------   --------   -------------   --------
BALANCE, MARCH 31, 1995.........   $   --     $18,002   $     --   $ 84,971   $ 4,531       $    --      $107,504
    Exercise of stock options...       --           4         --         17        --            --            21
    Acquisition of Harco........       --       5,387         --     28,136        --            --        33,523
    Net income..................       --          --         --         --     1,555            --         1,555
                                   ------     -------   --------   --------   -------       -------      --------
BALANCE, MARCH 31, 1996.........       --      23,393         --    113,124     6,086            --       142,603
    Exercise of stock options...       --          27         --        112        --            --           139
    Net income..................       --          --         --         --     7,453            --         7,453
                                   ------     -------   --------   --------   -------       -------      --------
BALANCE, MARCH 31, 1997.........       --      23,420         --    113,236    13,539            --       150,195
    Issuance of preferred
      stock.....................       37          --         --     33,839        --            --        33,876
    Exercise of stock options...       --         218         --      1,135        --            --         1,353
    Purchase of common stock....       --          --    (23,331)        --        --            --       (23,331)
    Conversion of stock.........       --           4         --         (4)       --            --            --
    Acceleration of stock option
      vesting...................       --          --         --        221        --            --           221
    Unrealized holding gain from
      available-for-sale
      securities................       --          --         --         --        --        14,255        14,255
    Dividends...................        1          --         --      2,033    (2,034)           --            --
    Net income..................       --          --         --         --    81,541            --        81,541
                                   ------     -------   --------   --------   -------       -------      --------
BALANCE, MARCH 31, 1998.........   $   38     $23,642   $(23,331)  $150,460   $93,046       $14,255      $258,110
                                   ======     =======   ========   ========   =======       =======      ========

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                    BANNER AEROSPACE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE FISCAL YEARS ENDED MARCH 31, 1998, 1997 AND 1996

                       (IN THOUSANDS)                           1998        1997       1996
                       --------------                         ---------   --------   --------
CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES
     Net income.............................................  $  81,541   $  7,453   $  1,555
     Adjustments to reconcile net income to net cash
       provided by (used for) operating activities:
          Depreciation and amortization.....................      4,951      4,795      3,435
          Gain on disposition of businesses.................   (124,041)        --         --
          Change in receivables.............................    (37,880)    (5,599)   (16,270)
          Change in inventories.............................    (56,206)   (37,519)   (17,513)
          Change in payables and accrued liabilities........     18,717      3,492     33,294
          Change in other accounts..........................     27,881     (5,314)    (1,817)
                                                              ---------   --------   --------
               Net cash provided by (used for) operating
                 activities.................................    (85,037)   (32,692)     2,684
                                                              ---------   --------   --------
CASH FLOWS USED FOR INVESTING ACTIVITIES:
     Acquisition of property, plant and equipment...........     (4,587)    (4,600)    (8,505)
     Business acquisitions, net of cash acquired............         --    (15,789)        --
                                                              ---------   --------   --------
               Net cash used for investing activities.......     (4,587)   (20,389)    (8,505)
                                                              ---------   --------   --------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
     Proceeds from borrowings...............................    112,775    103,000     78,600
     Repayments of debt.....................................    (35,049)   (50,058)   (74,750)
     Proceeds from issuance of preferred stock..............     33,876         --         --
     Purchase of treasury stock.............................    (23,331)        --         --
     Exercise of stock options..............................      1,353        139         21
                                                              ---------   --------   --------
               Net cash provided by financing activities:...     89,624     53,081      3,871
                                                              ---------   --------   --------
NET INCREASE (DECREASE) IN CASH.............................         --         --     (1,950)
CASH, BEGINNING OF PERIOD...................................         --         --      1,950
                                                              ---------   --------   --------
CASH, END OF PERIOD.........................................  $      --   $     --   $     --
                                                              =========   ========   ========
SUPPLEMENTAL CASH FLOW INFORMATION
     Interest paid..........................................  $  13,543   $ 11,326   $  8,504
     Income taxes paid (net of refunds).....................      5,649      6,854      2,188

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                    BANNER AEROSPACE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS OF DOLLARS EXCEPT PER SHARE DATA)

1.  SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES:

  Organization and Operations

     Prior to an initial public offering on August 1, 1990, Banner Aerospace, Inc. (the "Company") was a wholly-owned subsidiary of The Fairchild Corporation ("Fairchild"). As a result of the initial public offering, Fairchild's indirect beneficial ownership of the Company's Common Stock was reduced from 100.0% to 47.2%. However, as a result of the additional shares of the Company's Common Stock issued in connection with the acquisition of Harco, Inc. in fiscal 1996, Fairchild became the majority owner of the Company and owned 59.3% of the Company's Common Stock as of March 31, 1997 (refer to Note 3 in the notes to consolidated financial statements). In January 1998, the Company repurchased 2,246,967 shares of its own Common Stock for a total cost of $23,331 which increased Fairchild's ownership to 66.3% at the end of fiscal 1998. On June 9, 1998, Fairchild completed an Exchange Offer pursuant to which it acquired 3,659,424 shares of the Company's Common Stock in exchange for shares of Fairchild common stock (the "Exchange Offer"). As a result of the Exchange Offer, Fairchild's beneficial ownership of the Company's Common Stock increased to 85.4% (refer to Note 16 in the notes to consolidated financial statements).

     The Company is an international supplier to the aerospace industry, distributing a wide range of aircraft parts and related support services. The Company's products are divided into two product groups: rotables and engines. The Company's hardware product group, which included bearings, nuts, bolts, screws, rivets and other types of fasteners, was disposed of as part of a business combination completed on January 13, 1998 (refer to Note 2 in the notes to consolidated financial statements). Rotables include flight data recorders, radar and navigation systems, instruments, landing gear and hydraulic and electrical components. Engines include jet engines, engine parts and engine leasing for use on both narrow and wide body aircraft and smaller engines for corporate and commuter aircraft. The Company provides a number of services such as immediate shipment of parts in aircraft on ground ("AOG") situations and customer tailored inventory management programs. The Company also provides both long-term and short-term engine leasing services to commercial airlines and air cargo carriers. Through its subsidiaries, the Company sells its products in the United States and abroad to most of the world's commercial airlines and air cargo carriers, as well as other distributors, fixed-based operations, corporate aircraft operators and other aerospace and non-aerospace companies.

  Fiscal Year

     The fiscal year ("fiscal") of the Company ends March 31. All references herein to "1998," "1997," and "1996" means the fiscal years ended March 31, 1998, 1997 and 1996.

  Principles of Consolidation

     The accompanying consolidated balance sheet includes the accounts of all the Company's subsidiaries as of March 31, 1998:

Banner Aerospace-Singapore, Inc.
DAC International, Inc.
Dallas Aerospace, Inc.
Georgetown Jet Center, Inc.
Matrix Aviation, Inc.
NASAM Incorporated
Professional Aviation Associates, Inc.
Solair, Inc.

                    BANNER AEROSPACE, INC. AND SUBSIDIARIES

1.  SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)
     As a result of the disposition of certain subsidiaries (refer to Note 2 in the notes to consolidated financial statements), the operating results of the following operating subsidiaries were included in the accompanying consolidated financial statements until January 1998:

Adams Industries, Inc.
Aerospace Bearing Support, Inc.
Aircraft Bearing Corporation
BAI, Inc.
Banner Distribution, Inc.
Burbank Aircraft Supply, Inc.
Harco, Inc.
PacAero
PB Herndon Aerospace, Inc.

     All significant intercompany accounts and transactions between the consolidated subsidiaries have been eliminated.

  Inventories

     Inventories consist of finished goods and are stated at the lower of cost or market. The Company's subsidiaries use various cost methods for inventory including specific identification and first-in, first-out ("FIFO").

  Deferred Loan Costs

     Deferred loan costs associated with various debt issues are being amortized over the terms of the related debt, based on the amount of outstanding debt, using the effective interest method. Amortization expense for these loan costs for fiscal 1998, 1997 and 1996 was $923, $948 and $589, respectively.

  Property, Plant and Equipment

     For financial reporting purposes, the policy of the Company is to provide for depreciation of property, plant and equipment, principally by the straight-line method, at annual rates sufficient to amortize the cost of the assets during their estimated useful lives. For tax purposes, the Company generally uses accelerated depreciation methods.

     Major classes of assets and their depreciable lives are as follows:


Buildings and improvements..................................  10-33 1/3 Years
Machinery and equipment.....................................  3-10 Years

     Maintenance and repair expenditures are charged to expense as incurred, and expenditures for significant improvements and major renewals are capitalized. The carrying amounts of assets which are sold or retired and the related accumulated depreciation are removed from the accounts in the year of disposal, and any resulting gains or losses are reflected in income. Such gains and losses were not significant in fiscal 1998, 1997 or 1996.

  Long-Lived Assets

     In fiscal 1997, the Company adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be

                    BANNER AEROSPACE, INC. AND SUBSIDIARIES

1. SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED) Disposed Of". SFAS 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. The Company reviews its long-lived assets, including property, plant and equipment, identifiable intangibles and goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets the Company evaluates the probability that future undiscounted net cash flows will be less than the carrying amount of the assets. Impairment is measured based on the difference between the carrying amount of the assets and fair value. The implementation of SFAS 121 did not have a material effect on the Company's consolidated results of operations.

  Fair Value of Financial Instruments

     Financial instruments are defined as cash, evidence of an ownership interest in an entity, or a contract that imposes an obligation to deliver cash or other financial instruments to a second party. The carrying amounts of current assets and current liabilities in the accompanying financial statements approximate fair value due to the short maturity of these instruments. The carrying amount of investments are marked to market value. Long-term debt approximates fair value at March 31, 1998, as the debt bears a variable interest rate.

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

  Amortization

     The amounts included in the accompanying consolidated balance sheets as "Cost in excess of net tangible assets of purchased businesses, net" are primarily amortized over 40 years. Amortization expense was $1,018, $912 and $575 in fiscal 1998, 1997 and 1996, respectively. Accumulated amortization at March 31, 1998 and 1997 was $4,290 and $7,637, respectively.

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

                    BANNER AEROSPACE, INC. AND SUBSIDIARIES

1. SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED) Following is a reconciliation of the computations of basic earnings per common share and diluted earnings per common share for the years ended March 31, 1998 and 1997.

                                                                   FOR THE YEAR
                                                                  ENDED MARCH 31,
                                                              -----------------------
           (IN THOUSANDS, EXCEPT PER SHARE DATA)                1998           1997
           -------------------------------------              --------       --------
BASIC EARNINGS PER COMMON SHARE:
Net income available to common shareholders.................  $79,507        $ 7,453
Weighted average shares outstanding.........................   22,995         23,408
                                                              -------        -------
Basic earnings per common share.............................  $  3.46        $  0.32
                                                              =======        =======
DILUTED EARNINGS PER COMMON SHARE:
Net income..................................................  $81,541        $ 7,453
Weighted average shares outstanding.........................   22,995         23,408
Incremental shares due to assumed conversion of preferred
  stock.....................................................    2,975             --
Incremental shares due to assumed exercise and repurchase of
  stock options.............................................      363            265
                                                              -------        -------
                                                               26,333         23,673
                                                              -------        -------
Diluted earnings per common share...........................  $  3.10        $  0.31
                                                              =======        =======

     Options to purchase 60,000 and 100,000 shares of common stock were outstanding, but were not included in the computation of diluted earnings per common share because the options' exercise price was greater than the average market price of common shares for the twelve months ended March 31, 1998 and 1997, respectively.

     Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 129 "Disclosure of Information about Capital Structure" (SFAS 129). This statement establishes standards for disclosing information about an entity's capital structure. The Company's Preferred Stock pays annual dividends of additional Preferred Stock at 7.5% per annum of the liquidation value of $9.20 per share. Each share of Preferred Stock is convertible into one share of Common Stock at any time; however, all shares not previously converted will automatically be converted into Common Stock on the fifth anniversary of the date of initial issuance of the Preferred Stock (June 19, 2002). The Preferred Stock has no voting rights.

  Comprehensive Income

     Effective March 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130") "Reporting Comprehensive Income". SFAS 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements.

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

  Reclassifications

     Certain amounts in fiscal 1997 and 1996 have been reclassified to conform to the fiscal 1998 presentation.

                    BANNER AEROSPACE, INC. AND SUBSIDIARIES

1. SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED) Recently Issued Accounting Pronouncements

     In June 1997, Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 131 ("SFAS 131") "Disclosures about Segments of an Enterprise and Related Information". SFAS 131 supersedes Statement of Financial Accounting Standards No. 14 "Financial Reporting for Segments of a Business Enterprise" and requires that a public company report certain information about its operating segments in annual and interim financial reports. The Company currently operates in only one reportable segment.

     In February 1998, FASB issued Statement of Financial Accounting Standards No. 132 ("SFAS 132") "Employers' Disclosures about Pensions and Other Postretirement Benefits". SFAS 132 revises and improves the effectiveness of current note disclosure requirements for employers' pension and other retiree benefits by requiring additional information to facilitate financial analysis and eliminating certain disclosures which are no longer useful. SFAS 132 does not address recognition or measurement issues. The Company will adopt SFAS 132 in fiscal 1999.

2.  DISPOSITIONS:

     On January 13, 1998, the Company completed the disposition of substantially all of the assets and certain liabilities of its hardware companies and PacAero unit (the "Hardware Business") to two wholly-owned subsidiaries of AlliedSignal Inc. (the "Buyers") in exchange for unregistered shares of AlliedSignal Inc. common stock with an aggregate value equal to $369,000 (the "Hardware Business Disposition"). The determination of the number of AlliedSignal Inc. shares received by the Company was based on the average closing price of such stock on the New York Stock Exchange for a period of twenty days preceding the closing. The Hardware Business consisted of the following companies: Adams Industries, Inc., Aerospace Bearing Support, Inc., Aircraft Bearing Corporation, Banner Distribution, Inc., Burbank Aircraft Supply, Inc., Harco, Inc., PB Herndon Aerospace, Inc. (which collectively comprise the Company's hardware business), Banner Aerospace Services, Inc. (which transferred only those assets related to the Hardware Business) and PacAero. The purchase price received for the Hardware Business was based on the consolidated net worth as reflected on an estimated closing date balance sheet for the assets (and liabilities) conveyed by the Hardware Business to the Buyers. Such estimated closing date balance sheet is subject to review by the parties, and the purchase price will be adjusted (up or down) based on the net worth as reflected on the final closing date balance sheet. The assets transferred to the Buyers consist primarily of the Company's hardware business, which includes the distribution of bearings, nuts, bolts, screws, rivets and other types of fasteners, and its PacAero unit. Approximately $194,000 of the common stock received from the Buyers was used to repay outstanding term loans and a portion of the revolver balance of the Company's subsidiaries and related fees. The remaining investment in AlliedSignal Inc. common stock has been accounted for as an available-for-sale security. The Company effected the Hardware Business Disposition to concentrate its efforts on the rotables and jet engine businesses and because the Hardware Business Disposition presented a unique opportunity to realize a significant return. As a result of the Hardware Business Disposition and the repayment of outstanding term loans and a portion of the revolver balance, the Company recorded non-recurring income of $124,041 for the twelve months ended March 31, 1998.

     On January 2, 1998, the Company disposed of BAI, Inc. ("BAI") through a stock purchase agreement. The Company did not realize a material gain on the transaction.

     The following unaudited pro forma table illustrates consolidated sales and operating income of the Company's operations, on a pro forma basis for the twelve months ended March 31, 1998, 1997 and 1996 to give effect to the disposition of substantially all of the assets and certain liabilities of the Hardware Business and BAI for the past three years. The unaudited pro forma consolidated financial information is based on the

                    BANNER AEROSPACE, INC. AND SUBSIDIARIES

2.  DISPOSITIONS -- (CONTINUED)
historical financial information of the Company for the twelve months ended March 31, 1998, 1997 and 1996. The unaudited pro forma consolidated financial information is presented for informational purposes only and is not necessarily indicative of what earnings and results of operations would have been had the Company disposed of the Hardware Business and BAI the beginning of the periods presented, nor is such information intended necessarily to be indicative of the future results of operations that may occur.

                  UNAUDITED SUPPLEMENTAL PRO FORMA INFORMATION
            FOR THE FISCAL YEARS ENDED MARCH 31, 1998, 1997 AND 1996
                                 (IN THOUSANDS)

                                                          1998       1997       1996
                                                        --------   --------   --------
Net sales.............................................  $212,757   $162,737   $125,737
Cost of goods sold....................................   164,283    125,728     98,879
                                                        --------   --------   --------
Gross profit..........................................    48,474     37,009     26,858
Selling, general and administrative...................    37,420     31,623     26,778
                                                        --------   --------   --------
Operating income......................................  $ 11,054   $  5,386   $     80
                                                        ========   ========   ========

3.  ACQUISITIONS:

     On January 16, 1997, the Company, through its subsidiary, Dallas Aerospace, Inc., consummated the acquisition of PB Herndon Aerospace ("PB Herndon") by acquiring 100.0% of the outstanding stock of PB Herndon from the shareholders of PB Herndon ("Sellers"), effective October 1996. PB Herndon, located near St. Louis, Missouri, is a distributor of specialty fasteners and other aerospace related components. At closing, the cash purchase price of $14,700 was paid to the Sellers. The purchase price was based upon PB Herndon's net assets as of September 30, 1996 plus capital contributions made by the Sellers after August 31, 1996. In addition, the Company loaned $1,300 to PB Herndon to repay loans made from the Sellers to PB Herndon. To finance the acquisition of PB Herndon, the Company borrowed $16,000 under a subordinated loan agreement (refer to Note 7 in the notes to the consolidated financial statements) from RHI Holdings, Inc. ("RHI"), which is a wholly-owned subsidiary of Fairchild. This acquisition was accounted for using the purchase method of accounting. The excess of the purchase price over the net tangible assets acquired was being amortized over 40 years. PB Herndon was one of the Company's subsidiaries divested as part of the Hardware Business Disposition (refer to Note 2 in the notes to the consolidated financial statements). The results of operations of PB Herndon have been included in the consolidated results from April 1, 1997 up to the closing of the Hardware Business Disposition.

     In March 1996, the Company acquired Harco, Inc. ("Harco") from Fairchild. Harco is an authorized stocking distributor of precision fasteners to the aerospace industry and is located in El Segundo, California. The acquisition of Harco was effected through the issuance of 5,386,477 shares of the Company's Common Stock in exchange for 100% of the outstanding shares of Harco. The issuance of the Company's Common Stock was based on an average price per share of $6.075 resulting in a total value of $32,723. This acquisition was accounted for using the purchase method of accounting as applied to simultaneous common control mergers. The excess of the purchase price over the net tangible assets acquired was being amortized over 40 years. Harco was one of the Company's subsidiaries divested as part of the Hardware Business Disposition (refer to Note 2 in the notes to consolidated financial statements). The results of operations of Harco have been included in the consolidated results as of March 1, 1996 up to the closing of the Hardware Business Disposition.

                    BANNER AEROSPACE, INC. AND SUBSIDIARIES

4.  NOTES PAYABLE AND LONG-TERM DEBT:

     At March 31, 1998 and 1997, notes payable and long-term debt consisted of the following:

                                                                               WEIGHTED
                                                                               AVERAGE
                                                                            INTEREST RATES
                                                                            --------------
                                                        1998       1997     1998      1997
                                                      --------   --------   ----      ----
Senior Bank Loans:
     Term...........................................  $    --    $114,350   9.3%      9.2%
     Revolver.......................................   48,900      19,900   9.3%      9.2%
Subordinated debt...................................       --      28,000   8.4%      8.4%
Other debt..........................................       --       2,419   7.5%      7.0%
Capital leases......................................       --         780   8.2%      8.4%
                                                      -------    --------   ---       ---
                                                       48,900     165,449   9.3%      9.1%
                                                                            ===       ===
Less: Current maturities............................       --         301
                                                      -------    --------
Net long-term debt..................................  $48,900    $165,148
                                                      =======    ========

     On August 2, 1995, the Company entered into a credit agreement ("Credit Agreement") that provides for working capital and potential acquisitions. On July 1, 1996, the Company amended the Credit Agreement ("Amended and Restated Credit Agreement") to provide additional financing, as well as require that loans made to the Company will not exceed a defined borrowing base which is based upon a percentage of eligible accounts receivables and inventories. On December 12, 1996, the Company amended the Amended and Restated Credit Agreement ("Second Amended and Restated Credit Agreement") to provide additional financing and approve the incurrence of subordinated debt and certain acquisitions. On November 25, 1997, the Company amended the Second Amended and Restated Credit Agreement to provide additional financing. Immediately following this amendment, the facility under the Second Amended and Restated Credit Agreement included (i) a $55,000 six-year term loan ("Term Loan"); (ii) a $30,000 seven-year term loan ("Tranche B Loan"); (iii) a $40,000 six-year term loan ("Tranche C Loan"); and
(iv) a $121,500 six-year revolving credit facility ("Revolver"). On January 13, 1998, the Hardware Business repaid the outstanding balances of the Term Loan, Tranche B Loan and Tranche C Loan in conjunction with the Hardware Business Disposition.

     Based on the Company's financial performance, the Revolver bears interest at prime plus 1/4% to 1 1/4% or London Interbank Offered Rate ("LIBOR") plus
1 1/2% to 2 3/4% and is subject to a nonuse fee of 30 to 50 basis points of the unused availability. On March 31, 1998, the Company's performance level resulted in borrowings under the Revolver bearing interest at prime plus 1/4% and LIBOR plus 1 1/2% and a nonuse fee of 30 basis points for the quarter ending June 30, 1998. The Second Amended and Restated Credit Agreement contains certain financial and nonfinancial covenants which the Company is required to meet on a quarterly basis. The financial covenants include minimum net worth and minimum earnings levels, and minimum ratios of interest coverage, fixed charges and debt to earnings before interest, taxes, depreciation and amortization. The Company also has certain limitations on the incurrence of additional debt and has restrictions on dividends and distributions on the capital stock of the Company in that the aggregate amount of such dividends and distributions may not exceed $150 in any fiscal year. At March 31, 1998, the Company was in compliance with all covenants under the Second Amended and Restated Credit Agreement. Substantially all of the Company's assets are pledged as collateral under the Second Amended and Restated Credit Agreement.

     In September 1995, the Company entered into several interest rate hedge agreements ("Hedge Agreements") to manage its exposure to increases in interest rates on its floating rate debt. The Company entered into the Hedge Agreements with two of its major lenders to provide interest rate protection on $60,000

                    BANNER AEROSPACE, INC. AND SUBSIDIARIES

4. NOTES PAYABLE AND LONG-TERM DEBT -- (CONTINUED) of debt for a period of five years. Effectively, the Hedge Agreements provide for a LIBOR cap of 7.0% if the 90 day LIBOR exceeds 7.0%. If the 90 day LIBOR drops below the LIBOR floor of 5.0%, the Company will be required to pay interest at a floor rate of approximately 6.0%. The above rates exclude any spread above LIBOR. No cash outlay was required as the cost of the cap was offset by the sale of the floor.

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

     At March 31, 1998 and 1997, the Company had unused bank lines of credit aggregating $72,600 and $51,600, respectively. No cash balances were subject to withdrawal restrictions. At March 31, 1998 and 1997, the Company had outstanding letters of credit of $1,309 and $472, respectively.

     Other fiscal 1998 debt included an unsecured demand promissory note ("Promissory Note") from RHI which was repaid in June 1997 (refer to Note 7 in the notes to the consolidated financial statements) and a mortgage on the distribution center building located in Salt Lake City, Utah, which was repaid as part of the Hardware Business Disposition.

     Scheduled reductions in the availability under the Second Amended and Restated Credit Agreement is $48,900 in fiscal 2002.

     The debt that would otherwise be classified as a current liability in fiscal 1997 was subsequently repaid through an increase in the Revolver, which is not due until 2002. As such, the majority of the current payments are reflected as long-term debt in the accompanying consolidated balance sheets due to this refinancing strategy.

5.  INCOME TAXES:

     The components of income tax expense (benefit) for the fiscal years ended March 31, 1998, 1997 and 1996 were as follows:

                                                             1998       1997       1996
                                                           --------   --------   --------
Current:
     Federal.............................................  $ 2,842    $ 6,896    $ 3,261
     State...............................................      499      1,130        150
     Foreign.............................................      340        240        100
                                                           -------    -------    -------
                                                             3,681      8,266      3,511
                                                           -------    -------    -------
Deferred:
     Federal.............................................   49,548     (3,296)    (2,471)
     State...............................................    2,953         --         --
                                                           -------    -------    -------
                                                            52,501     (3,296)    (2,471)
                                                           -------    -------    -------
          Total income tax expense.......................  $56,182    $ 4,970    $ 1,040
                                                           =======    =======    =======

                    BANNER AEROSPACE, INC. AND SUBSIDIARIES

5.  INCOME TAXES -- (CONTINUED)
     The following is a reconciliation of the Federal income tax at the statutory rate to income tax expense (benefit) from operations for the fiscal years ended March 31, 1998, 1997 and 1996:

                                                               1998       1997       1996
                                                             --------   --------   --------
Federal income tax at the statutory rate...................  $48,202     $4,348     $ 880
Goodwill amortization......................................      345        318       200
Foreign Sales Corporation..................................     (372)      (456)     (200)
State taxes................................................     (175)      (353)      (51)
Difference between book and tax basis of disposed
  subsidiaries.............................................    4,634         --        --
Other, net.................................................     (244)      (257)      (39)
                                                             -------     ------     -----
Provision for income taxes.................................  $52,390     $3,600     $ 790
                                                             =======     ======     =====

     The net deferred tax assets (liabilities) consisted of the following components at March 31, 1998 and 1997:

                                                                1998       1997
                                                              --------   --------
Deferred tax assets:
     Inventories............................................  $     --   $ 5,432
     Capital loss...........................................       354     2,787
     Accounts receivable....................................     1,737     2,206
     Compensation...........................................       603     1,036
     Other deferred tax assets, net.........................     3,042     2,888
                                                              --------   -------
Total deferred tax assets...................................     5,736    14,349
Valuation reserve...........................................        --    (2,787)
Deferred tax liabilities:
     Difference between book and tax basis of investments...   (45,619)       --
     Inventories............................................    (1,241)       --
     Other..................................................       (70)     (255)
                                                              --------   -------
Total deferred tax liabilities..............................   (46,930)     (255)
                                                              --------   -------
Net deferred tax assets (liabilities).......................  $(41,194)  $11,307
                                                              ========   =======

     Domestic income taxes, less available credits, are provided on the unremitted income of foreign subsidiaries and affiliated companies, to the extent that such earnings are intended to be repatriated. No domestic income taxes or foreign withholding taxes are provided on the undistributed earnings of foreign subsidiaries and affiliates, which are considered permanently invested, or which would be offset by allowable foreign tax credits. At March 31, 1998, the amount of domestic taxes payable upon distribution of such earnings was not significant.

6.  PENSIONS:

     The Company and its subsidiaries have a defined contribution plan covering eligible employees. The majority of the benefits and current contributions are derived from an amount equal to a defined percentage of annual compensation or a defined percentage of operating profit. Pension expense for fiscal 1998, 1997 and 1996 was $656, $625 and $445, respectively.

     During fiscal 1995, the Company adopted a Supplemental Executive Retirement Plan (the "Plan") for the benefit of the executive officers which provides a retirement benefit based on final average earnings and years of service. The Plan provides a maximum retirement benefit equal to the difference between sixty percent of the participant's average base salary for the last five years of employment and the participant's

                    BANNER AEROSPACE, INC. AND SUBSIDIARIES

6.  PENSIONS -- (CONTINUED)
primary Social Security benefit. The expense for the Plan was $210, $140 and $165 for fiscal 1998, 1997 and 1996, respectively.

7.  RELATED PARTY TRANSACTIONS:

     On May 23, 1997, the Company granted all of its stockholders certain rights to purchase Series A Convertible Paid-in-Kind Preferred Stock, $.01 par value. On June 19, 1997, the Company issued Fairchild 3,085,885 shares of Preferred Stock for $28,390 (refer to Note 14 in the notes to consolidated financial statements).

     The Company entered into a Stock Exchange Agreement with Fairchild, effective May 12, 1997, pursuant to which the Company could acquire Fairchild Scandinavian Bellyloading Company AB ("FSBC") from Fairchild in exchange for 230,000 shares of Common Stock initially. This transaction was approved by a special committee of the Board of Directors, and was approved by the Company's stockholders at a meeting on June 18, 1997. Under the terms of the Stock Exchange Agreement, Fairchild could terminate the agreement if it sold FSBC to a third party by reason of an unsolicited offer, but Fairchild would be obligated to pay the Company a reasonable termination fee and the Company's out-of-pocket expenses. On July 1, 1997, Fairchild exercised its option to terminate the Stock Exchange Agreement. As a result, Fairchild paid the Company a termination fee of $300 and out of pocket expenses of $447, and also agreed to allow the Company to participate equally in future royalties from FSBC, if any.

     On October 17, 1996, the Company borrowed $5,000 from RHI under an unsecured demand promissory note ("Promissory Note"). Under the terms of the Promissory Note, the Company could select interest periods up to six months with an interest rate during each such interest period determined at LIBOR plus the Applicable LIBOR Margin as defined in the Second Amended and Restated Credit Agreement, less 80 basis points. The Company had the ability to borrow and repay the Promissory Note at any time subject to restrictions under the Second Amended and Restated Credit Agreement. The Promissory Note was repaid in March 1997. Interest paid in fiscal 1997 to RHI totaled $156.

     On December 20, 1996, the Company entered into an unsecured subordinated loan agreement ("Subordinated Loan") with RHI. The purpose of the Subordinated Loan was to provide funds for acquisitions and any necessary future working capital requirements of the acquired companies. The Subordinated Loan bore interest at 10.0% per annum for the period commencing on the date of the initial draw and continuing for a period of six months from the initial draw date. Thereafter, the Subordinated Loan bore interest at 11.2% per annum. The principal and accrued interest were deferred until the maturity date of November 15, 2003, subject to certain acceleration in certain events specified in the Subordinated Loan. A commitment fee of 1.5% per annum for six months from the initial draw date, and 3.0% per annum thereafter, was accrued and payable on the last day of each month, based on the balance outstanding. As of March 31, 1997, the Company borrowed $28,000 under the Subordinated Loan, to fund the purchase of PB Herndon and other working capital requirements. The Subordinated Loan was repaid in June 1997 as a result of the Preferred Stock issuance. Interest paid to RHI from December 1996 to June 1997 totaled $1,047.

     The Company is a party to several agreements with Fairchild which provide for various methods of expense sharing related to combined sales and marketing efforts in foreign countries. For the fiscal year ended March 31, 1998, the Company had contributed less than $125 under these agreements. In addition, Fairchild and the Company would share commission income to the extent commissions exceed expenses. No such commissions have been received to date.

     The Company paid to Fairchild and its affiliates $1,530, $1,246 and $456 in fiscal 1998, 1997 and 1996, respectively, for various expenses such as rent, tax, legal and communication services. All services are and have been in the ordinary course of business and were included in selling, general and administrative expenses.

                    BANNER AEROSPACE, INC. AND SUBSIDIARIES

7.  RELATED PARTY TRANSACTIONS -- (CONTINUED)
The Company received $186 from Fairchild in fiscal 1998 for accounting support the Company provided Fairchild.

     The Company had sales of products to Fairchild of $220, $122 and $48 and purchases of products from Fairchild of $13,200, $9,384 and $5,522 in fiscal 1998, 1997 and 1996, respectively, all in the ordinary course of business.

8.  QUARTERLY FINANCIAL DATA (UNAUDITED):

     The following quarterly financial data has been prepared from the financial records of the Company without audit, and reflects all adjustments which, in the opinion of management, were of a normal recurring nature and necessary for a fair presentation of the results of operations for the interim periods presented.

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1998

                                                                    QUARTERS ENDED
                                                  ---------------------------------------------------
                                                  JUNE 30,   SEPTEMBER 30,   DECEMBER 31,   MARCH 31,
                                                    1997         1996            1997         1998
                                                  --------   -------------   ------------   ---------
Net sales.......................................  $116,930     $122,914        $119,614      $60,865
Gross profit....................................    33,545       33,959          35,869       11,565
Operating income................................     9,359        8,699           7,714        1,870
Net income......................................     3,249        3,024           2,023       73,245
Basic earnings per common share.................  $   0.14     $   0.10        $   0.06      $  3.35
Diluted earnings per common share...............  $   0.14     $   0.11        $   0.06      $  2.82

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1997

                                                                     QUARTERS ENDED
                                                   ---------------------------------------------------
                                                   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,   MARCH 31,
                                                     1996         1996            1996         1997
                                                   --------   -------------   ------------   ---------
Net sales........................................  $94,276       $84,107        $96,986      $113,742
Gross profit.....................................   25,202        25,593         26,312        32,963
Operating income.................................    4,859         5,981          6,073         8,600
Net income.......................................    1,317         1,664          1,613         2,859
Basic earnings per common share..................  $  0.06       $  0.07        $  0.07      $   0.12
Diluted earnings per common share................  $  0.06       $  0.07        $  0.07      $   0.12

     Included in net income for the quarter ended March 31, 1998 is $124,041 of non-recurring income from the Hardware Business Disposition.

9.  BUSINESS SEGMENTS:

     The Company operates in only one reportable business segment in accordance with SFAS 14.

                    BANNER AEROSPACE, INC. AND SUBSIDIARIES

9.  BUSINESS SEGMENTS -- (CONTINUED)
     Export sales by geographic area for the fiscal years ended March 31, 1998, 1997 and 1996 were as follows:

                                                           1998       1997       1996
                                                         --------   --------   --------
Europe.................................................  $ 52,817   $ 34,922   $29,797
Asia (excluding Japan).................................    21,734     25,790    18,557
Canada.................................................    14,746     20,516    13,803
Japan..................................................    10,473     15,672    13,006
South America..........................................    10,211      4,013     3,950
Australia..............................................     2,632      7,044     5,585
Other..................................................     8,208      6,008     7,490
                                                         --------   --------   -------
                                                         $120,821   $113,965   $92,188
                                                         ========   ========   =======

     Operating margins attributable to foreign sales were not materially different from operating margins attributable to domestic sales.

10.  VALUATION AND QUALIFYING ACCOUNTS AND RESERVES:

     Changes in the allowance for doubtful accounts for the fiscal years ended March 31, 1998, 1997 and 1996 were as follows:

                                                             1998       1997       1996
                                                           --------   --------   --------
Beginning balance........................................  $ 4,420    $ 3,257    $ 2,432
     Charged to expense..................................    1,328      2,009      1,990
     Write offs, net of recoveries.......................     (109)    (1,046)    (1,438)
     Other(a)............................................   (2,758)       200        273
                                                           -------    -------    -------
Ending balance...........................................  $ 2,881    $ 4,420    $ 3,257
                                                           =======    =======    =======

     (a) Represents primarily the disposition of the allowance for doubtful accounts for subsidiaries disposed of as part of the Hardware Business Disposition in fiscal 1998, an accrual transferred to the allowance for doubtful accounts in fiscal 1997, and the allowance for doubtful accounts balance of Harco on the date of acquisition in fiscal 1996.

11.  LEASES:

     The Company leases certain of its facilities, equipment and engines under operating leases. The following represents future minimum operating lease commitments at March 31, 1998:

1999........................................................  $ 3,999
2000........................................................    3,691
2001........................................................    3,422
2002........................................................    2,702
2003 and thereafter.........................................    1,871
                                                              -------
                                                              $15,685
                                                              =======

     Total rental expense for the fiscal years ended March 31, 1998, 1997, and 1996 was $2,764, $4,455 and $2,993, respectively.

                    BANNER AEROSPACE, INC. AND SUBSIDIARIES

12.  CONTINGENCIES:

     The Company is involved in various claims and lawsuits incidental to its operations. In the opinion of management, the ultimate resolution of these claims and lawsuits will not have a material adverse effect on the operating results or financial position of the Company. In addition, the Company is subject to certain guarantee provisions under the Delta Air Lines Procurement Program. The Company does not expect to incur any penalties, but this is uncertain.

13.  STOCK OPTIONS:

     The Company's Non-Qualified and Incentive Stock Option Plan (the "1990 Stock Option Plan"), adopted in August 1990, authorizes the granting of options at not less than the fair market value of the stock at the time of the granting of the options. On September 13, 1996, the stockholders approved an amendment to the 1990 Stock Option Plan to increase the number of shares of its common stock ("Common Stock") authorized to be issued under the 1990 Stock Option Plan and to extend the period under which options may be exercised. The Company has reserved for issuance two million shares of Common Stock under the 1990 Stock Option Plan. The option price is payable in cash or, with the approval of the stock option committee of the Board of Directors, in shares of Common Stock, valued at fair market value at the time of exercise. The 1990 Stock Option Plan terminates in the year 2000; however, all stock options outstanding as of August 2, 2000 shall continue to be exercisable pursuant to their terms under the 1990 Stock Option Plan, all options granted are for a term of seven years. Options granted on or before August 1, 1993 may be immediately exercisable and options granted subsequent to August l, 1993 vest over a period of three to four years.

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

                    BANNER AEROSPACE, INC. AND SUBSIDIARIES

13.  STOCK OPTIONS -- (CONTINUED)
     Stock option activity under the 1990 Stock Option Plan, the NED Stock Option Plan and non-employee director options granted outside a formal stock option plan is as follows:

                                         1998                    1997                    1996
                                 ---------------------   ---------------------   --------------------
                                              WEIGHTED                WEIGHTED               WEIGHTED
                                              AVERAGE                 AVERAGE                AVERAGE
                                              EXERCISE                EXERCISE               EXERCISE
                                   SHARES      PRICE       SHARES      PRICE      SHARES      PRICE
                                 ----------   --------   ----------   --------   ---------   --------
Outstanding at beginning of
  year.........................   1,055,700    $5.82        696,700    $5.01       907,300    $5.20
Granted........................     363,000    $8.18        407,250    $7.19       275,000    $4.88
Exercised......................    (217,617)   $6.22        (26,833)   $5.16        (4,200)   $5.13
Terminated.....................     (93,333)   $6.99        (21,417)   $6.17       (45,800)   $5.01
Expired........................          --       --             --       --      (435,600)   $5.33
                                 ----------              ----------              ---------
Outstanding at end of year.....   1,107,750    $6.42      1,055,700    $5.82       696,700    $5.01
                                 ==========              ==========              =========
Exercisable at end of year.....     606,854    $5.96        458,355    $5.44       221,819    $5.05
                                 ==========              ==========              =========
Weighted average fair value of
  options granted..............  $     3.47              $     3.15              $    2.07
                                 ==========              ==========              =========

     At March 31, 1998, 1,000,750 of the 1,107,750 options outstanding relate to the 1990 Stock Option Plan and have exercise prices between $4.88 and $9.88 per share, with a weighted average exercise price of $6.39 and a weighted average remaining contractual life of 5.4 years. Of these, 499,854 options were exercisable at March 31, 1998. The remaining 107,000 options relate to the NED Stock Option Plan and non-employee director options granted outside a formal stock option plan and have exercise prices between $4.63 and $10.63 per share, with a weighted average exercise price of $6.70 and a weighted average remaining contractual life of 3.5 years. All of these options were exercisable at March 31, 1998.

     In October 1995, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") was issued. SFAS No. 123 is effective for fiscal years beginning after December 15, 1995. SFAS No. 123 encourages companies to adopt the fair value method for compensation expenses recognition related to employee stock options. Existing accounting requirements of Accounting Principles Board Opinion No. 25 ("APB No. 25") use the intrinsic value method in determining compensation expense which represents the excess of the market price of the stock over the exercise price on the measurement date. The Company elected to remain under APB No. 25 rules for stock options, under which no compensation cost has been recognized, and is required to provide pro forma disclosures of what net income and earnings per share would have been had the Company adopted the new fair value method for recognition purposes. The following information is presented as if the Company had adopted SFAS No. 123 and restated its results for the fiscal years ended March 31, 1998, 1997 and 1996:

                                                               1998       1997       1996
                                                             --------   --------   --------
Net income:
     As reported...........................................  $81,541     $7,453     $1,555
     Pro forma.............................................  $81,046     $7,119     $1,555
Basic earnings per common share:
     As reported...........................................  $  3.46     $ 0.32     $ 0.09
     Pro forma.............................................  $  3.44     $ 0.31     $ 0.09
Diluted earnings per common share:
     As reported...........................................  $  3.10     $ 0.31     $ 0.09
     Pro forma.............................................  $  3.08     $ 0.30     $ 0.09

                    BANNER AEROSPACE, INC. AND SUBSIDIARIES

13.  STOCK OPTIONS -- (CONTINUED)
     For the above information, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in fiscal 1998, 1997 and 1996: expected volatility of 37%, expected lives of 5 years, a risk free interest rate ranging from 5.8% to 7.2% and a zero expected dividend rate.

     Because the SFAS No. 123 method of accounting has not been applied to options granted prior to April 1, 1995, the above pro forma amounts may not be representative of the compensation costs to be expected in future years.

14.  EQUITY SECURITIES:

     The Company had 21,393,809 shares of Common Stock outstanding at March 31, 1998. During fiscal 1998, 217,617 shares of Common Stock were issued as a result of stock option exercises. In January 1998, the Company repurchased 2,246,967 shares of Common Stock for a total cost of $23,331. This amount has been recorded as Treasury Stock in the accompanying consolidated financial statements.

     In June 1997, the Company's shareholders approved the following changes to the Company's capital structure: (i) the total number of shares of capital shares of capital stock which the Company has the authority to issue were increased from 30,000,000 to 60,000,000; (ii) the number of authorized shares of the Company's Common Stock were increased from 30,000,000 to 50,000,000; (iii) a new class of Preferred Stock, par value $.01 per share was created, and the Company was given the authority to issue 10,000,000 shares of such Preferred Stock (collectively, the "Charter Amendments"). In May 1997, and in conjunction with the Charter amendments, the Company issued rights to its existing shareholders pursuant to which each shareholder had the right to acquire one share of the newly established 7.5% convertible Preferred Stock for every 4.5 shares owned. On June 18, 1997, the Company received subscriptions for 3,710,955 shares of Preferred Stock of $34,100. The Preferred Stock is convertible into Common Stock on a one-to-one basis. At March 31, 1998, 3,549 shares of Preferred Stock had been converted to shares of Common Stock and 102,144 shares of Preferred Stock had been issued as Preferred Stock dividends. At March 31, 1998, 3,809,550 shares of Preferred Stock were outstanding.

15.  INVESTMENTS:

     Long-term investments at March 31, 1998 consist of 4,919,664 shares of AlliedSignal Inc. common stock classified as available-for-sale securities, received as a result of the Hardware Business Disposition. The twenty-day average closing price used to determine the number of shares of AlliedSignal Inc. common stock which the Company received at closing was $37.25. At March 31, 1998, the market value of the AlliedSignal Inc. stock had appreciated to $42.00 per share. The increase in the market value resulted in total appreciation of $23,400, which was recorded net of a tax provision of $9,100 in retained earnings as accumulated other comprehensive income. Short-term investments consisting of 184,000 shares of other common stock with a market value of $1.03 at March 31, 1998 and classified as trading securities were deemed impaired as of March 31, 1998 and resulted in a loss from impairment of $190. Net investment loss has been included in

                    BANNER AEROSPACE, INC. AND SUBSIDIARIES

15.  INVESTMENTS -- (CONTINUED)
selling, general and administrative expenses in the consolidated income statement. There were neither investments nor investment income in 1996. A summary of investments held by the Company follows:

                                                                 1998                  1997
                                                         --------------------   ------------------
                                                         AGGREGATE              AGGREGATE
                   NAME OF ISSUER OR                       FAIR        COST       FAIR       COST
                  TYPE OF EACH ISSUE                       VALUE      BASIS       VALUE     BASIS
                  ------------------                     ---------   --------   ---------   ------
Short-term investments:
     Common stock......................................  $      0    $  1,966    $1,113     $1,992
Long-term investments:
     Common stock......................................  $206,626    $183,257    $    0     $    0

     Investment loss is summarized as follows:

                                                              1998    1997
                                                              -----   -----
Gross realized gain (loss) from sales.......................  $  (3)  $   0
Change in unrealized holding gain (loss) from trading
  securities................................................   (901)   (879)
Gross realized loss from impairments........................   (190)      0
Dividend income.............................................    738       0
                                                              -----   -----
                                                              $(356)  $(879)
                                                              =====   =====

16.  SUBSEQUENT EVENTS:

     On May 11, 1998, Fairchild commenced an offer to exchange (the "Exchange Offer"), for each properly tendered share of Common Stock of the Company, a number of shares of Fairchild's class A common stock, par value $0.10 per share, equal to the quotient of $12.50 divided by $20.675 up to a maximum of 4,000,000 shares of the Company's Common Stock. The Exchange Offer expired on June 9, 1998. Approximately 3,659,424 shares of the Company's Common Stock were validly tendered for exchange and Fairchild issued approximately 2,212,469 shares of Fairchild class A common stock to the tendering shareholders. As a result of the Exchange Offer, Fairchild's beneficial ownership of the Company's Common Stock increased to 85.4%.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors,
Banner Aerospace, Inc.:

     We have audited the accompanying consolidated balance sheets of Banner Aerospace, Inc. (a Delaware corporation) and Subsidiaries as of March 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended March 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Banner Aerospace, Inc. and Subsidiaries as of March 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1998, in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

Washington, D.C.
May 20, 1998 (Except with respect to the matters discussed in Note 16, as to which the date is June 10, 1998).

ITEM 9.  DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

     Part III is omitted inasmuch as the Company intends to file with the Securities and Exchange Commission within 120 days of the close of its fiscal year ended March 31, 1998, a definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

     (a)       (1)    The following consolidated financial statements are included in Part II, Item 8:
                      Report of Independent Public Accountants
                      Balance Sheets -- March 31, 1998 and 1997
                      Statements of Income and Stockholders' Equity -- For the
                        Years Ended March 31, 1998, 1997 and 1996
                      Statements of Cash Flows -- For the Years Ended March 31,
                        1998, 1997 and 1996
                      Notes to Financial Statements -- For the Years Ended March
                        31, 1998, 1997 and 1996
                      Supplementary Financial Information
               (2)    All schedules have been omitted since the required
                        information is not present in amounts sufficient to
                        require submission of the schedule, or because the
                        information required is included in the consolidated
                        financial statements including notes thereto
               (3)    Exhibits
      3        (a)    Certificate of Incorporation of Banner Aerospace, Inc. is
                        incorporated herein by reference to Exhibit 3(a) included
                        in the Registration Statement No. 33-34775 on Form S-1
                        effective July 26, 1990
               (b)    Certificate of Merger of Banner Aerospace, Inc. filed March
                        5, 1990 is incorporated herein by reference to Exhibit
                        3(b) included in the Registration Statement No. 33-34775
                        on Form S-1 effective July 26, 1990
               (c)    Certificate of Amendment of Certificate of Incorporation of
                        Banner Aerospace, Inc. filed June 14, 1990 is incorporated herein by reference to Exhibit 3(c) included in the
                        Registration Statement No. 33-34775 on Form S-1 effective
                        July 26, 1990
               (d)    Certificate of Amendment of Certificate of Incorporation of
                        Banner Aerospace, Inc. filed June 18, 1990 is incorporated herein by reference to Exhibit 3(d) included in the
                        Registration Statement No. 33-34775 on Form S-1 effective
                        July 26, 1990
               (e)    Certificate of Amendment of Certificate of Incorporation of
                        Banner Aerospace, Inc. filed June 19, 1990 is incorporated herein by reference to Exhibit 3(e) included in the
                        Registration Statement No. 33-34775 on Form S-1 effective
                        July 26, 1990
               (f)    Amended and Restated Bylaws of Banner Aerospace, Inc. is
                        incorporated herein by reference to Exhibit 3(f) included
                        in the Registration Statement No. 33-34775 on Form S-1
                        effective July 26, 1990
               (g)    Restated Certificate of Amendment of Certificate of
                        Incorporation of Banner Aerospace, Inc. filed June 18,
                        1990 is incorporated herein by reference to Exhibit 3(a)
                        included in the quarterly report on Form 10-Q dated
                        September 4, 1990
               (h)    Amendment to Article 4 of the Company's Restated Certificate
                        of Incorporation (creating a new class of preferred
                        stock), filed with Delaware Secretary of State of June 18,
                        1997 (incorporated herein by reference to Exhibit 3.2 of
                        the Company's Registration Statement No. 333-22275 on Form
                        S-3 effective May 13, 1997)

      4        (a)    Specimen of Definitive Common Stock Certificate is
                        incorporated herein by reference to Exhibit 4(b) included
                        in the Registration Statement No. 33-34775 on Form S-1
                        effective July 26, 1990
               (b)    Certificates for the Preferred Stock subscribed for in the
                        Rights Offering by Banner Aerospace, Inc., filed February
                        24, 1997 is incorporated herein by reference to the
                        Registration Statement No. 33-322275 on Form S-3 effective
                        May 13, 1997
               (c)    Amendment No. 1 to Certificates for the Preferred Stock
                        subscribed for in the Rights Offering by Banner Aerospace,
                        Inc., filed April 29, 1997 is incorporated herein by
                        reference to the Registration Statement No. 333-22275 on
                        Form S-3 effective May 13, 1997
               (d)    Amendment No. 2 to Certificates for the Preferred Stock
                        subscribed for in the Rights Offering by Banner Aerospace,
                        Inc., filed May 12, 1997 is incorporated herein by
                        reference to the Registration Statement No. 333-22275 on
                        Form S-3 effective May 13, 1997
               (e)    Certificate of Designations, Preferences, Rights and
                        Limitations of Series A Convertible Paid-in-Kind Preferred
                        Stock, filed with the Delaware Secretary of State on June
                        18, 1997 (incorporated herein by reference to Exhibit 4.3
                        of the Company's Registration Statement No. 333-22275 on
                        Form S-3 effective May 13, 1997)
   10(i)       (a)    License Agreement between The Fairchild Corporation and
                        Banner Aerospace, Inc. is incorporated herein by reference to Exhibit 10(i)(c) included in the Annual Report on Form
                        10-K dated June 28, 1991
               (b)    Tax Indemnity Agreement between The Fairchild Corporation,
                        Banner Aerospace Holding Company I, Inc. and Banner
                        Aerospace, Inc. is incorporated herein by reference to
                        Exhibit 10(i)(d) included in the Annual Report on Form
                        10-K dated June 28, 1991
               (c)    Registration Rights Agreement between Banner Aerospace
                        Holding Company II, Inc. and Banner Aerospace, Inc. is
                        incorporated herein by reference to Exhibit 10(i)(e)
                        included in the Annual Report on Form 10-K dated June 28,
                        1991
               (d)    Registration Rights Agreement, as amended, between Banner
                        Aerospace, Inc. and Banner Aerospace Holding Company II,
                        Inc., dated March 12, 1996, incorporated herein by
                        reference from Exhibit 99.8 to the Company's Amendment No.
                        1 to Schedule 14D-9 filed June 4, 1998
               (e)    Transitional Agreement between The Fairchild Corporation and
                        Banner Aerospace, Inc. is incorporated herein by reference to Exhibit 10(i)(f) included in the Annual Report on Form
                        10-K dated June 28, 1991
               (f)    Assignment and Assumption between The Fairchild Corporation and Banner Aerospace, Inc. is incorporated herein by
                        reference to Exhibit 10(i)(g) included in the Annual
                        Report on Form 10-K dated June 28, 1991
               (g)    Credit Agreement, dated August 2, 1995, among Banner
                        Aerospace, Inc. and Burbank Aircraft Supply, Inc.
                        (collectively referred to as "Borrowers"), institutions
                        from time to time a party thereto as Lenders and Issuing
                        Bank, Citicorp USA, Inc., in its capacity as
                        administrative agent for the lenders and the Issuing Banks
                        (individually, a "Co-Agent", and collectively, the
                        "Co-Agents") is incorporated herein by references to
                        Exhibit 10(i)(r) included in the Annual Report on Form
                        10-K dated June 28, 1996
               (h)    Amendment No. 1 dated March 11, 1996 to the Credit Agreement dated August 2, 1995 among Banner Aerospace, Inc. and
                        Burbank aircraft Supply, Inc. (collectively referred to as
                        "Borrowers"), institutions from time to time a party
                        thereto as Lenders and Issuing Bank, Citicorp USA, Inc.,
                        in its capacity as administrative agent for the lenders
                        and the Issuing Banks (individually, a "Co-Agent", and
                        collectively, the "CoAgents") is incorporated herein by
                        reference to Exhibit 10(i)(t) included in the Annual
                        Report on Form 10-K dated June 28, 1996

               (i)    Amended and Restated Credit Agreement dated as of July 11,
                        1996 among Banner Aerospace, Inc. and Burbank Aircraft
                        Supply, Inc. (collectively referred to as "Borrowers"), institutions from time to time a party hereto as Lenders and Issuing Banks, whether by execution of this Agreement or an Assignment and Acceptance, Citicorp USA, Inc., in its capacity as administrative agent for the Lenders and Issuing Banks hereunder (in such capacity, the "Administrative Agent"), and NationsBank, N.A. and The
                        Long-Term Credit Bank of Japan, Ltd., Chicago Branch, in their capacity as co-agents for the Lenders and Issuing
                        Banks hereunder (in such capacity, individually, a "Co-Agent", and, collectively, the "Co-Agents") is incorporated herein by reference to exhibit 10 (i) included in the form 10-Q dated August 13, 1996
               (j)    Second Amended and Restated Credit Agreement dated as of
                        December 12, 1996 among Banner Aerospace, Inc. and Burbank
                        Aircraft Supply, Inc. (collectively referred to as
                        "Borrowers"), institutions from time to tome a party hereto as Lenders and Issuing Banks, whether by execution of this Agreement or an Assignment and Acceptance, Citicorp USA, Inc., a Delaware corporation, in its capacity as administrative agent for the Lenders and the Issuing Banks hereunder (in such capacity, the "Administrative Agent"), and NationsBank, N.A. and The
                        Long-Term Credit Bank of Japan, Ltd., Chicago Branch, in their capacity as co-agents for the Lenders and Issuing
                        Banks hereunder (in such capacity, individually, a "Co-Agent", and collectively, the "Co-Agents") is incorporated herein by reference to exhibit 10.1 included in the Form 10-Q dated February 14, 1997
               (k)    Amendment No. 1 dated March 31, 1997 to the Second Amendment and Restated Credit Agreement dated December 12, 1996 among Banner Aerospace, Inc. and Burbank Aircraft Supply,
                        Inc. (collectively referred to as "Borrowers"), institutions from time to time a party hereto as Lenders and Issuing Banks, whether by execution of this Agreement or an Assignment and Acceptance, Citicorp USA, Inc., a
                        Delaware corporation, in its capacity as administrative agent for the Lenders and the Issuing Banks hereunder (in such capacity, the "Administrative Agent"), and NationsBank, N.A. and The Long-Term Credit Bank of Japan,
                        Ltd., Chicago Branch, in their capacity as co-agents for the Lenders and Issuing Banks hereunder (in such capacity, individually, a "Co-Agent", and collectively, the "Co-Agents")
               (l)    Amendment No. 2 dated November 25, 1997 to the Second
                        Amendment and Restated Credit Agreement dated December 12,
                        1996 among Banner Aerospace, Inc. and Burbank Aircraft
                        Supply, Inc. (collectively referred to as "Borrowers"), institutions from time to time a party hereto as Lenders and Issuing Banks, whether by execution of this Agreement or an Assignment and Acceptance, Citicorp USA, Inc.,
                        Delaware corporation, in its capacity, the "Administrative
                        Agent"), and NationsBank, N.A. and The Long-Lenders and
                        Issuing Banks hereunder (in such capacity, individually, a "Co-Agent", and collectively, the "Co-Agents")
                        (incorporated by reference to the Company's Form 10-Q dated December 31, 1997)
               (m)    Stock Exchange Agreement, dated February 22, 1996, between
                        The Fairchild Corporation ("Fairchild") and Banner
                        Aerospace, Inc. to acquire Harco, Inc. from Fairchild is incorporated hereon by reference to the Definitive Proxy
                        Statement dated and filed on February 23, 1996 with respect to the special Meeting of Shareholders of Registrant held on March 12, 1996
               (n)    Stock Purchase Agreement, dated January 15, 1997, between
                        Dallas Aerospace, Inc., and PB Herndon Company to acquire
                        PB Herndon Company is incorporated herein by reference to
                        Exhibit 2.1 included in the Form 8-K dated and filed on January 24, 1997
               (o)    Promissory note agreement between Banner Aerospace, Inc. and
                        RHI Holdings, Inc. dated October 17, 1996 is incorporated herein by reference to exhibit 10.2 included in the Form
                        10-Q dated February 14, 1997
               (p)    Subordinated loan agreement between Banner Aerospace, Inc.
                        and RHI Holdings, Inc. dated December 20, 1996 is incorporated herein by reference to Exhibit 10.3 included in the Form 10-Q dated February 14, 1997

               (q)    Stock Exchange Agreement, dated May 12, 1997, between RHI
                        Holdings, Inc. and Banner Aerospace, Inc. to acquire
                        Fairchild Scandinavian Bellyloading Company AB and
                        Scandinavian Bellyloading International, Inc. from RHI is
                        incorporated herein by reference to the Definitive Proxy
                        Statement dated and filed on May 13, 1997 with respect to
                        the special meeting of shareholders of registrant held on
                        June 18, 1997
               (r)    Asset Purchase Agreement dated as of December 8, 1997, among
                        Banner Aerospace, Inc. and seven of its subsidiaries
                        (Adams Industries, Inc., Aerospace Bearing Support, Inc.,
                        Aircraft Bearing Corporation, Banner Distribution, Inc.,
                        Burbank Aircraft Supply, Inc., Harco, Inc., and PacAero),
                        AlliedSignal Inc. and AS BAR LLC, incorporated herein by
                        reference to the Company's Form 8-K dated January 28, 1998
               (s)    Asset Purchase Agreement dated as of December 8, 1997, among
                        Banner Aerospace, Inc. and two of its subsidiaries (PB
                        Herndon Aerospace, Inc. and Banner Aerospace Services,
                        Inc.), AlliedSignal Inc. and AS BAR PHB LLC, incorporated
                        herein by reference to the Company's Form 8-K dated
                        January 28, 1998
               (t)    Letter, dated May 11, 1998 from the Company to its
                        stockholders, incorporated herein by reference from
                        Exhibit 99.1 to the Company's Amendment No. 1 to Schedule
                        14D-9 filed June 4, 1998
  10(ii)       (a)    The Spare Parts Purchase Agreement between Banner Aerospace,
                        Inc. and Pan American World Airways, Inc. dated August 21,
                        1992 is incorporated herein by reference to Exhibit
                        10(ii)(a) included in the Annual Report on Form l0-K dated
                        June 28, 1993
               (b)    Stock Issuance and Expense Sharing Agreement between Banner
                        Aerospace, Inc. and RHI Holdings, Inc. and Aero
                        International, Inc. dated October 31, 1996 is incorporated herein by reference to Exhibit 10.4 included in the Form
                        10-Q dated February 14, 1997
               (c)    Tri-Fast Partnership Agreement between Banner Aerospace,
                        Inc., RHI Holdings, Inc. and Edwards & Lock Management
                        Corporation dated November l9, 1996 is incorporated herein by reference to Exhibit 10.5 included in the Form 10-Q
                        dated February 14, 1997
               (d)    Lease between Banner Aerospace, Inc., as tenant, and RHI
                        Holdings, Inc., as landlord, dated April 1, 1996,
                        incorporated herein by reference to Exhibit 10.1(r) of the
                        Company's Annual Report on Form 10-K for the year ended
                        March 31, 1997
               (e)    Tax Service Agreement between The Fairchild Corporation and the Company, dated December 15, 1997, incorporated herein
                        by reference to Exhibit 99.2 of the Company's Amendment
                        No. 1 to Schedule 14D-9, filed June 4, 1998
               (f)    Attorney Service Agreement between The Fairchild Corporation and the Company, dated July 18, 1997, incorporated herein
                        by reference to Exhibit 99.3 of the Company's Amendment
                        No. 1 to Schedule 14D-9 filed June 4, 1998
 10(iii)       (a)    1990 Non-Qualified and Incentive Stock Option Plan of Banner
                        Aerospace, Inc., amended as of May 29, 1996, is
                        incorporated herein by reference to Exhibit A of the
                        Definitive Proxy Statement dated and filed July 26, 1996
                        with respect to the Annual Meeting of Stockholders held on
                        September 13, 1996
               (b)    Amendment dated as of January 1, 1997, to 1990 Non-Qualified and Incentive Stock Option Plan is incorporated herein by
                        reference to Exhibit A of the Definitive Proxy Statement
                        dated and filed on August 8, 1997 with respect to the
                        Annual Meeting of Stockholders held on September 12, 1997
               (c)    Profit Sharing/401(k) Plan of Banner Aerospace, Inc. is
                        incorporated hereon by reference to Exhibit 10(iii)(b)
                        included in the Registration Statement No. 33-34775 on
                        Form S-1 effective July 26, 1990
               (d)    Employment Agreement between Banner Aerospace, Inc. and
                        Warren D. Persavich is incorporated hereon by reference to
                        Exhibit 10(iii)(d) included in the Annual Report on Form
                        10-K dated June 28, 1991
               (e)    Employment Agreement between Banner Aerospace, Inc. and
                        Eugene W. Juris is incorporated hereon by reference to
                        Exhibit 10(iii)(e) included in the Annual Report on Form
                        10-K dated June 28, 1991

               (f)    Employment Agreement between Banner Aerospace, Inc. and
                        Jeffrey J. Steiner is incorporated hereon by reference to
                        Exhibit 10(iii)(g) included in the Annual Report on Form
                        10-K dated June 28, 1993
               (g)    Employment Agreement between Banner Aerospace, Inc. and John
                        C. Wertz is incorporated herein by reference to Exhibit
                        10(iii)(i) included in the Annual Report on Form 10-K
                        dated June 28, 1994
               (h)    Amended Employment Agreement between Banner Aerospace, Inc.
                        and Warren D. Persavich is incorporated hereon by
                        reference to Exhibit 10(iii)(d) included in the Annual
                        Report on Form 10-K dated June 28, 1994
               (i)    Amended Employment Agreement between Banner Aerospace, Inc.
                        and Eugene W. Juris is incorporated herein by reference to
                        Exhibit 10(iii)(e) included in the Annual Report on Form
                        10-K dated June 28, 1994
               (j)    1996 Non-Employee Director Stock Option Plan of Banner
                        Aerospace, Inc. is incorporated herein by reference to
                        Exhibit B of the Definitive Proxy Statement dated and
                        filed July 26, 1996 with respect to the Annual Meeting of
                        Stockholders held on September 13, 1996
              *(k)    Banner Aerospace, Inc. 1998 Deferred Bonus Plan dated
                        January 21, 1998.
    *21               List of Subsidiaries of Banner Aerospace, Inc.
    *23        (a)    Consent of Arthur Andersen LLP with regard to the Form S-8 file numbers 33-43100 and 33-43101 of Banner Aerospace,
                        Inc. dated September 30, 1991 and with regard to the Form
                        S-8 file number 33-60318 of Banner Aerospace, Inc. dated
                        March 31, 1993 and with regard to the Form S-8 file number
                        333-20255 of Banner Aerospace, Inc., dated January 23,
                        1997
    *27               Financial Data Schedule

    (b) 8-K Filings. On January 28, 1998, Registrant filed a Form 8-K regarding the disposition of its Hardware Business.

     --------------------
     * Filed herewith

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

Date: June 29, 1998
                                          BANNER AEROSPACE, INC.

                                          By:      /s/ EUGENE W. JURIS
                                            ------------------------------------
                                                      EUGENE W. JURIS
                                                     VICE PRESIDENT AND
                                                  CHIEF FINANCIAL OFFICER
                                               (PRINCIPAL FINANCIAL OFFICER)

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

           By: /s/ JEFFREY J. STEINER                     Chairman and Chief         Date: June 29, 1998
  -------------------------------------------              Executive Officer
               JEFFREY J. STEINER                    (Principal Executive Officer)

          By: /s/ WARREN D. PERSAVICH                  Senior Vice President and     Date: June 29, 1998
  -------------------------------------------           Chief Operating Officer
              WARREN D. PERSAVICH

            By: /s/ EUGENE W. JURIS                       Vice President and         Date: June 29, 1998
  -------------------------------------------           Chief Financial Officer
                EUGENE W. JURIS                      (Principal Financial Officer)

            By: /s/ MICHAEL T. ALCOX                           Director              Date: June 29, 1998
  -------------------------------------------
                MICHAEL T. ALCOX

            By: /s/ STEVEN L. GERARD                           Director              Date: June 29, 1998
  -------------------------------------------
                STEVEN L. GERARD

         By: /s/ PROF. CHARLES M. HAAR                         Director              Date: June 29, 1998
  -------------------------------------------
             PROF. CHARLES M. HAAR

            By: /s/ PHILIPPE HERCOT                            Director              Date: June 29, 1998
  -------------------------------------------
                PHILIPPE HERCOT

            By: /s/ MICHAEL HERDMAN                            Director              Date: June 29, 1998
  -------------------------------------------
                MICHAEL HERDMAN

          By: /s/ DR. ERIC I. STEINER                          Director              Date: June 29, 1998
  -------------------------------------------
              DR. ERIC I. STEINER

            By: /s/ LEONARD TOBOROFF                           Director              Date: June 29, 1998
  -------------------------------------------
                LEONARD TOBOROFF