Form 10-K/A
period 1998-03-31
BANNER AEROSPACE INC
filed 1998-07-29
CIK 863445

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MARCH 31, 1998         COMMISSION FILE NUMBER 1-10561

                             BANNER AEROSPACE, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          DELAWARE                                     95-2039311
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

          45025 AVIATION DRIVE
                SUITE 300
               DULLES, VA                                     20166-7556
(Address of principal executive offices)                      (Zip code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (703) 478-5790

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                    NAME OF EACH EXCHANGE
           TITLE OF CLASS                            ON WHICH REGISTERED
    Common Stock, $1.00 par value                 New York Stock Exchange

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

                              Yes [x]     No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      Aggregate market value of the voting stock held by nonaffiliates of the registrant based on the closing price at which stock was sold on the New York Stock Exchange on July 22, 1998: $44.5 million.

                                                          SHARES OUTSTANDING
  TITLE OF CLASS                                         AS OF  JULY 22, 1998
 ---------------                                         --------------------
 Common Stock .........................................      21,445,002

                                    AMENDMENT

      The primary purpose of this Amendment is to amend the Registrant's Annual Report on Form 10-K for the Fiscal Year Ended March 31, 1998 to include Part III (Items 10, 11, 12 and 13).

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

            (a)    DIRECTORS

      The directors of the Registrant named below, were elected at the 1997 Annual Meeting of the stockholders, with the exception of Mr. Herdman, who was appointed in October 1997, and will serve until the 1998 Annual Meeting of the stockholders and until their successors are elected and qualified.

INFORMATION AS TO DIRECTORS

      Set forth below is information about each director, based on information supplied by him, including his name, age and principal occupations during the past five years, and certain directorships held by him.

           MICHAEL T. ALCOX, 50, has served as a Director of the Company since 1990. From 1987 through September 1996 he served as Senior Vice President and Chief Financial Officer of The Fairchild Corporation ("Fairchild"), a worldwide aerospace fasteners manufacturer and semiconductor process equipment company. He presently serves as a Vice President of Fairchild, not employed on a full time basis. Fairchild is a substantial shareholder of the Company. Mr. Alcox also owns and operates travel and real estate businesses. Mr. Alcox is a director of Fairchild. (2) (4)

           STEVEN L. GERARD, 53, has served as a Director of the Company since 1992. From September 1992 to August 1997, Mr. Gerard served as the Chairman and the Chief Executive Officer of Triangle Wire and Cable, Inc., a manufacturer of insulated wire and cable, and its successor, Ocean View Capital, Inc. Mr. Gerard previously served as the Chief Executive Officer and a director of Mountleigh Group, plc, a London-based company engaged in property management, from April 1992 until July 1992. Mr. Gerard was hired in connection with a restructuring of Mountleigh. In connection with the restructuring, Mountleigh was placed in U.K. receivership on May 23, 1992. From July 1990 to April 1992, Mr. Gerard served as a Senior Managing Director of Citibank, N.A. ("Citibank") and was responsible for credit, portfolio and risk management for Citibank's corporate and investment banking activities in the United States, Japan, Europe and Australia. Mr. Gerard is also a director of Deeptech International, Inc. and U.S. Home Corp. (2) (3) (5) (6)

           CHARLES M. HAAR, 77, has served as a Director of the Company since 1992. He has been a professor of law at Harvard University since 1956. He has served as a consultant to Skadden, Arps, Slate, Meagher & Flom for more than the past five years. Professor Haar is a director of American Health Properties. (3)
(5)

           PHILIPPE HERCOT, 31, has served as a Director of the Company since 1995. He has served as a managing partner for Capital Industrie & Associes
(a Paris, France based investment and consulting firm) since May 1997. Prior thereto, he was employed by Apax Partners (an investment company) as an associate from September 1996 to April 1997 and by Donaldson, Lufkin & Jenrette (an investment banking firm) as an associate from August 1993 to August 1996. Mr. Hercot received his M.B.A. in June 1993 from Harvard Business School. He is a director of Medicis S.A., Decibel France S.A. and Sofilma S.A. Mr. Hercot is the son-in-law of Mr. Jeffrey J. Steiner. (4)

      MICHAEL D. HERDMAN, 48, has served as a Director of the Company since October 1997. He has served as Senior Vice President of American National Can for Beverage Cans Europe/Asia Pacific ("ANC") since January 1997. Prior thereto, he was responsible for the European beverage can activities since its formation in 1991. Mr. Herdman has held various other positions with ANC and its predecessor, National Can, since 1972. Please see information regarding late filing of stock ownership forms, as described below under the heading "Section 16(a) Beneficial Ownership Reporting Compliance."



                                    2 of 16

           WARREN D. PERSAVICH, 45, has served as Senior Vice President and Chief Operating Officer of the Company since May 1998 and as a Director of the Company since 1990. Prior thereto, he served as Senior Vice President and Chief Financial Officer of the Company from June 1990 to May 1998, and Vice President of the Company from March 1990 to June 1990. (1)

           DR. ERIC I. STEINER, 36, has served as Senior Vice President of the Company since May 1997 and as a Director of the Company since 1992. He has served as Executive Vice President and Chief Operating Officer of Fairchild since November 1996, Senior Vice President - Operations of Fairchild since May 1992 and President of Fairchild Fasteners (a division of a Fairchild subsidiary), since February 1995. Prior thereto, he served as President of Camloc/RAM Products Division, a division of Fairchild Fasteners, from September 1993 to February 1995. Dr. Steiner is a director of Fairchild. Dr. Eric I. Steiner is the son of Mr. Jeffrey J. Steiner. (1)

           JEFFREY J. STEINER, 61, has served as Chairman of the Board, Chief Executive Officer and President of the Company since September 1993. He served as Vice Chairman of the Board of the Company from August 1990 to September 1993. He has served as Chairman of the Board, Chief Executive Officer and President of Fairchild for more than the past five years. Mr. Steiner is, and for the past five years has served as, the President of Cedco Holdings, Ltd., a Bermuda Corporation (an investment company). He is a director of The Franklin Corporation, and The Copley Fund. Mr. Jeffrey J. Steiner is the father of Dr. Eric I. Steiner and the father-in-law of Mr. Philippe Hercot. (1)

           Articles have appeared in the French press reporting an inquiry by a French magistrate into certain allegedly improper business transactions involving Elf Acquitaine, a French petroleum company, its former chairman and various third parties, including Maurice Bidermann. In connection with this inquiry, the magistrate has made inquiry into allegedly improper transactions between Mr. Steiner and that petroleum company. In response to the magistrate's request that Mr. Steiner appear in France as a witness, Mr. Steiner submitted written statements concerning the transactions and appeared in person before the magistrate and others. Mr. Steiner, who has been put under examination (mis en examen), by the magistrate, with respect to this matter, has not been charged.

           Mr. Steiner has been cited by a French prosecutor to appear on November 22, 1998, before the Tribunal de Grande Instance de Paris, to answer a charge of knowingly benefiting in 1990, from a misuse by Mr. Bidermann of corporate assets of Societe Generale Mobiliere et Immobiliere, a French corporation in which Mr. Bidermann is believed to have been the sole shareholder.

           Certain related party transactions between the Company and Mr. Steiner and or his affiliates are set forth below under the heading "Certain Transactions."

           LEONARD TOBOROFF, 65, has served as a Director of the Company since 1992. He has served as Executive Vice President and a director of Riddell Sports, Inc., a manufacturer and licenser of sports equipment, since April 1988. He has also served as a Vice President and the Vice Chairman of the Board of Allis-Chalmers Corporation, a holding company, since May 1988. For more than the past five years, Mr. Toboroff has been a private investor. Mr. Toboroff is a director of Engex Corp. and Saratoga Beverages, Inc. (2) (3) (4) (5) (6)
-------------------

(1)    Member of the Executive Committee.
(2)    Member of the Audit Committee.
(3)    Member of the Compensation and Stock Option Committee.
(4)    Member of the Nominating Committee.
(5)    Member of the Ethics Committee.
(6)    Member of the Special Committee.



                                    3 of 16

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

           EUGENE W. JURIS, 40, has served as Vice President and Chief Financial Officer since May 1998. Prior thereto, he served as Vice President - Finance and Secretary of the Company from September 1993 to May 1998, Treasurer of the Company from June 1990 to September 1993, Vice President of the Company from March 1990 to September 1993 and the Controller of the Company from June 1990 to December 1990.

           BRADLEY T. LOUGH, 32, has served as Secretary of the Company since May 1998 and as Treasurer of the Company since August 1993.

           SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

           Section 16(a) of the Securities and Exchange Act of 1934 requires the Company's directors and officers to file reports (on Forms 3, 4 and 5) with the Securities and Exchange Commission, disclosing their ownership, and changes in their ownership, of stock in the Company. Copies of these reports must also be furnished to the Company. Based solely on a review of these copies, the Company believes that during fiscal year 1998 all reports were filed on a timely basis, except that Mr. Michael Herdman filed an initial Form 3 with the SEC on July 8, 1998 (reporting his receipt of 5,000 options) that was due to be filed on November 10, 1997.



                                    4 of 16

ITEM 11.    EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

      The following Summary Compensation Table sets forth the aggregate cash and non-cash compensation paid or accrued for each of the last three fiscal years, to the chief executive officer and each of the other four most highly compensated executive officers whose salary and bonus exceeded $100,000 for fiscal 1998 (the "named executive officers"):

                                                                                                                     Long-Term
                                                                                                                   Compensation
                                                                 Annual Compensation                                  Awards
                                              ---------------------------------------------------------------     -------------
                                                                                   Other Annual    Securities        All Other
                                              Fiscal                    Bonus      Compensation    Underlying      Compensation
  Name and Principal Position                  Year     Salary ($)     ($)(1)        ($)(2)        Options (#)        ($)(3)
-----------------------------------           -----     ---------     ---------    ------------    ----------     -------------
  Jeffrey J. Steiner, Chairman                 1998       400,000       180,000           ---       130,000             1,792
    President and Chief                        1997       300,000       273,375           ---        80,000               720
    Executive Officer                          1996       262,500       157,500           ---       150,000               ---


  Warren D. Persavich, Senior                  1998       189,000       570,875           ---        40,000             5,804
   Vice President and Chief                    1997       180,000       110,344           ---        25,000             5,311
   Operating Officer                           1996       162,750        81,375           ---        46,000             5,841

  Eugene W. Juris, Vice                        1998       156,500       408,688           ---        30,000             7,626
   President and                               1997       130,000        80,094           ---        15,000             4,457
   Chief Financial Officer                     1996       120,750        60,375         1,398        24,000             4,032

  Eric I. Steiner, Senior Vice                 1998        45,667        200,000           ---        30,000              200
   President (4)                               1997        16,000           ---           ---         5,000               ---
                                               1996        16,000           ---           ---           ---               ---

  Bradley T. Lough, Treasurer                  1998        80,000       109,000           ---        10,000             6,080
   and Secretary                               1997        68,400        11,888           ---         5,000             2,296
                                               1996        65,100         6,510           ---         5,000             2,046

(1) Annual bonuses are shown for the year earned, but generally are paid in the following year. Bonuses for 1998 include shares of AlliedSignal, Inc. common stock issued (in kind) as bonuses to certain executive officers in connection with the disposition of the Company's Hardware Group and PacAero. Such shares of stock are valued at the closing price of such stock ($36.25 per share) on January 13, 1998, which is the date of the disposition of the Company's Hardware Group and PacAero. Pursuant to Banner's 1998 Deferred Bonus Plan, such bonus recipients have elected to defer receipt of such shares. In addition to receiving such shares, each recipient will receive compounded interest (based on a value of $36.25 per share) at the rate of 8% per annum until such time as the deferred compensation is received. Payment of such deferred compensation (shares of stock plus compounded interest) is an unsecured, general obligation of the Company. The amount of shares and Face Value of shares received by the named executive officers as bonuses for the disposition of the Hardware Group, the receipt of which has been deferred by such officers, is as follows: W. Persavich -- 13,793 shares;
      E. Juris -- 7,724 shares; and E. Steiner -- 5,517 shares.

                                    5 of 16

(2) Includes tax gross-up payments related to reimbursement of relocation costs and temporary living expenses.

(3)   Includes the following for fiscal 1998:
      a. Company matching contributions under 401(k) savings plan, as follows: W. Persavich, $4,957; E. Juris, $6,925; E. Steiner, $200;
            B. Lough, $5,722.
      b. Premiums paid by the Company for group term life insurance policies, as follows: J. Steiner, $1,792; W. Persavich, $847; E. Juris, $701;
            B. Lough, $358.

(4) Eric Steiner became an officer of the Company in May 1997. Amount shown as salary includes fees paid to Dr. E. Steiner as a board member prior to his becoming an officer, as follows: $4,000 for 1998; $16,000 for 1997; and $16,000 for 1996.

OPTIONS GRANTED IN FISCAL YEAR 1998

      The following table sets forth information concerning individual grants of stock options made during the last fiscal year to each named executive officer.

                                                % of Total
                                Securities       Options
                                Underlying      Granted to                                           Grant Date
                                 Options       Employees in     Exercise Price                        Present
               Name              Granted        Fiscal 1998         ($/Sh)        Expiration Date    Value (3)
-------------------------      ------------    -------------    --------------    ----------------   -------------
Jeffrey J. Steiner              130,000 (1)            36.3%         $7.625            5/21/04           $912,080
Warren D. Persavich              40,000 (1)            11.2%          7.625            5/21/04            280,640
Eugene W. Juris                  30,000 (1)             8.4%          7.625            5/21/04            210,480
Eric I. Steiner                  30,000 (2)             8.4%          7.625            5/21/04            210,480
Bradley T. Lough                 10,000 (2)             2.8%          7.625            5/21/04             70,160

(1) Options granted vest ratably over three years.

(2) Options granted vest 0% in year 1, 25% in year 2, 25% in year 3 and 50% in year 4.

(3)   Value of Options using the Black-Scholes model.

OPTION YEAR END VALUES

      The following table sets forth information concerning the fiscal year end value of unexercised stock options of each of the named executive officers.


                           Number of Securities
                          Underlying Unexercised       Value of In-The-Money
                             Options at 3/31/98       Unexercised Options at 3/31/98
                       ----------------------------  -------------------------------
       Name            Exercisable    Unexercisable    Exercisable     Unexercisable
-------------------    -----------    -------------    -----------     -------------
Jeffrey J. Steiner         201,667        233,333       $1,432,308        $1,621,197
Warren D. Persavich         94,000         72,000          650,209           500,055
Eugene W. Juris             63,500         48,000          435,992           333,142
Eric I. Steiner             15,000         30,000           96,785           210,480
Bradley T. Lough            14,667         18,333           99,555           126,498

      No stock options were exercised by the named executive officers during fiscal 1998.

                                    6 of 16

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

     Mr. Persavich has an employment agreement which was amended on September 1, 1993 to provide for a salary of $155,000 per annum, or such greater amount as shall be approved by the Board of Directors of the Company in its sole discretion, plus a bonus arrangement of 50% of base compensation if certain performance targets are met. Mr. Persavich's current base salary under such employment agreement is $207,900. The amended agreement was initially for a period of three years. Commencing on the first anniversary of the amended agreement, the term will be extended each day by one day so that the remaining term is always two years, until terminated by either party. Termination without cause by the Company will result in a two year severance payment to Mr. Persavich, plus bonuses and certain other fringe benefits.

      Mr. Juris has an employment agreement which was amended on September 1, 1993 to provide for a salary of not less than $115,000 per annum, plus a bonus arrangement of 50% of base compensation if certain performance targets are met. Mr. Juris' current base salary under such employment agreement is $172,150.
The amended agreement was initially for a period of three years. Commencing on the first anniversary of the amended agreement, the term will be extended each day by one day so that the remaining term is always two years, until terminated by either party. Termination without cause by the Company will result in a two year severance payment to Mr. Juris, plus bonuses and certain other fringe benefits.

RETIREMENT BENEFITS

      The Company has a Supplemental Executive Retirement Plan for certain key executives which provides a retirement benefit based on final average earnings and years of service. Benefits which may be payable under this plan are not included in the Summary Compensation Table. This plan provides a maximum retirement benefit equal to the difference between sixty percent of the participant's average base salary for the last five years of employment and the participant's primary Social Security benefit. This plan is unfunded, unqualified and is not subject to the

                                    7 of 16

Employee Retirement Income Security Act of 1974, as amended. The plan was adopted in September 1994 to provide for lump sum pre-retirement advances on an actuarially reduced basis at the election of participants age sixty-five or over, contingent upon approval of the Compensation and Stock Option Committee. Messrs. Steiner, Persavich and Juris are eligible for participation in this plan. The estimated annual benefit payable upon retirement at normal retirement age for each of the named executive officers is as follows: Jeffrey Steiner, $244,000; Warren Persavich, $175,000; and Eugene Juris, $199,000.

                             DIRECTORS COMPENSATION

      Fees. Outside directors are currently paid an annual retainer of $12,000, payable in cash in equal quarterly payments of $3,000. In addition, each outside director receives $1,000 for each Board meeting attended. If a committee meeting is attended on a day other than a Board meeting, each outside director receives $500. Travel expenses are reimbursed for all meetings. Total outside directors fees paid for normal meetings during fiscal 1998 were $89,000 in the aggregate.

      Stock Options. Pursuant to the 1996 Non-Employee Director Stock Option Plan ("1996 NED Plan"), commencing with the 1996 Annual Meeting, outside directors receive stock options for 5,000 shares of Common Stock at the time they are first elected to serve on the Board and, thereafter, they receive stock options for 1,000 shares of Common Stock for each additional year in which they are elected to serve on the Board. Of the nominees for election at the 1998 Annual Meeting, Messrs. Alcox, Gerard, Haar, Hercot, Herdman and Toboroff qualify as outside directors under the 1996 NED Plan. Pursuant to the 1996 NED
Plan: (i) on the date of 1997 Annual Meeting, the Company granted options for 5,000 shares of Common Stock in the aggregate to outside directors; (ii) on October 28, 1997, the Company granted options for 5,000 shares to Mr. Herdman upon becoming a director; and (iii) on the date of the 1998 Annual Meeting, the Company will grant options for 6,000 shares of Common Stock in the aggregate to outside directors.

      Consulting Services. In fiscal 1998, Messers. Alcox and Gerard provided certain consulting services to the Company, for which they were compensated an aggregate of $21,000 and $3,000, respectively, plus expenses.

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

COMPENSATION PHILOSOPHY

      Since its initial public offering ("IPO") in August 1990, the Company's compensation philosophy has been i) to provide a base compensation sufficient to attract and retain key executives; ii) to provide an annual incentive program related to specific pre-determined performance goals designed to motivate key executives to enhance stockholder value and to encourage the retention of a sound management team; and iii) to provide a longer term incentive program where, through the grant of stock options, rewards are related to the market performance of the

                                    8 of 16

Company's Common Stock. The Committee believes its approach to compensation should be consistent over time and be fair to the Company, its officers and stockholders.

EMPLOYMENT AGREEMENT - CEO

      Mr. Steiner has had an employment agreement with the Company since September 1992. He became the Chief Executive Officer ("CEO") of the Company upon the retirement of Samuel J. Krasney in September 1993. He provides direction and motivation to the management of the Company's subsidiaries and is responsible for acquisitions and divestitures. The CEO formulates the goals and objectives of the Company and is responsible for implementing strategies to accomplish them. The employment agreement initially established Mr. Steiner's annual base salary at $250,000 which was his initial salary when the IPO occurred in 1990. In April 1996, the Committee increased Mr. Steiner's salary to $300,000. In April 1997, the Committee increased Mr. Steiner's annual salary from $300,000 to $400,000. This increase was based on the Committee's determination to continue providing Mr. Steiner with a competitive salary as compared to other companies of similar size in similar industries. In addition, the Committee took into account the fact that Mr. Steiner's salary had only increased $50,000 or a compounded annual increase of three percent from 1990
(IPO) to fiscal 1997, while the Company's sales had grown at a rate compounded annually of eleven percent. Mr. Steiner is entitled to an annual bonus award if certain performance targets, established by the Committee and approved by the Board and shareholders, are achieved.

EMPLOYMENT AGREEMENTS - OTHER EXECUTIVE OFFICERS

      Messrs. Persavich and Juris also have employment agreements with the Company. These agreements were amended in fiscal 1994 to reflect the relocation of the corporate office from Cleveland, Ohio to Dulles, Virginia. In conjunction with the relocation, the base compensation for each of Messrs. Persavich and Juris, which was established at the IPO in August 1990, was increased to reflect the current market conditions for the positions held. In April 1997, the Committee increased the base compensation of Mr. Persavich by approximately five percent and Mr. Juris by approximately twenty percent. These salary increases were awarded based on the Committee's philosophy that the executive officers should receive a base salary which is competitive with other executives of companies of similar size in similar positions. The employment agreements for Messrs. Persavich and Juris provide for annual bonus awards of 50% of base compensation if certain performance targets, established by the Committee and approved by the Board, are achieved. Messrs. Persavich and Juris may also receive additional bonus awards if the performance targets are exceeded.

BONUS PLAN

      The Committee believes that a substantial portion of the annual income of executive officers should be based on the financial and operating performance of the Company for that year through a goal-based incentive compensation program ("Bonus Plan"). The objective of the program is to provide total annual income to officers that is competitive with compensation at other companies facing similar challenges, while linking the payment of compensation to the Company's achievement of certain financial and operating goals. In fiscal 1998, bonuses awarded to the CEO and other executive officers were based on two components. The first component was based on a goal for the Company to achieve certain levels of earnings before interest and taxes. The second component was based on qualitative and quantitative factors, including the achievement of a number of key corporate objectives, including: i) the completion of strategic acquisitions and divestitures designed to enhanced shareholder value; ii) market penetration and development; and iii) continued development of cost efficiencies. The executive officers were also provided incentives to successfully transition Burbank Aircraft Supply, Inc. to a new management information system by a certain targeted date. In the opinion of the Committee, Mr. Steiner and the other executive officers achieved certain of these objectives and Mr. Steiner was awarded a bonus of $180,000 (representing a bonus of 45.0% of base compensation), and Messrs. Persavich, Juris and Lough were awarded a bonus of $138,563, in the aggregate (representing a bonus of 32.6% of base compensation). Dr. Eric Steiner did not participate in the Bonus Plan. In addition, the named executive officers are eligible for other bonuses which may be related to the success of particular transactions which are of exceptional importance to the Company.


                                    9 of 16

DEFERRED BONUS PLAN

      On January 21, 1998, the Board of Directors approved the Deferred Bonus Plan which permits recipients to elect to defer the payment of bonus in connection with fiscal 1998 or fiscal 1999 extraordinary transactions. Each participant in the Deferred Bonus Plan must make a valid bonus deferral election which designates the payment date the participant elects to receive payment. The bonus eligible to be deferred represents a fixed number of shares of common stock of AlliedSignal Inc. owned by the Corporation. Interest at eight percent per annum is payable on the undistributed balance of any deferred bonus.

      On February 2, 1998 and February 5, 1998, certain individuals who participated in the successful disposition of the Company's Hardware Group and PacAero Unit to AlliedSignal Inc. on January 13, 1998 ("Hardware Disposition") elected under the Deferred Bonus Plan to defer receipt of certain bonuses they may be awarded as a result of the Hardware Disposition. On February 6, 1998, the Committee met and approved the award of bonuses to named executive officers, other than Mr. Jeffrey Steiner. Such bonuses were payable primarily in shares of AlliedSignal Inc. common stock, with a market value of $36.25 per share at the time of the Hardware Disposition. Bonus awards aggregated 27,034 shares of AlliedSignal Inc. common stock ($979,983 market value), plus $170,000 cash. No award was made to Mr. Jeffrey Steiner in fiscal 1998. The Hardware Disposition resulted in a non-recurring pre-tax gain in the amount of $124.0 million.

STOCK OPTIONS

      The Committee also administers and grants stock options under the Company's 1990 Non-Qualified and Incentive Stock Option Plan. The Committee believes that stock option grants provide a desirable long-term method of compensation because they align management's long-range interests with those of the Company and its stockholders by providing management with an opportunity to build a meaningful stake in the Company. In fiscal 1998, the Committee granted options to Mr. Steiner of 130,000 shares and the other executive officers of 120,000 shares in the aggregate, in connection with the long-term goals established by the Company. The stock options awarded in fiscal 1998 were awarded using a vesting schedule of three to four years based on employment tenure with the Company. This vesting schedule better aligns the Company's desire to retain and provide long term compensation to executives.

SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

      The Company has a Supplemental Executive Retirement Plan for the benefit of certain executive officers which provides a retirement benefit based on final average earnings and years of service. The Plan provides a maximum retirement benefit equal to the difference between sixty percent of the participant's average base salary for the last five years of employment and the participant's primary Social Security benefit. Messrs. Jeffrey Steiner, Persavich and Juris are participants in this plan.

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

                                               Leonard Toboroff, Chairman
                                               Steven L. Gerard
                                               Charles M. Haar


                                    10 of 16

                                PERFORMANCE GRAPH

      The following performance graph compares the total stockholder return on the Company's Common Stock compared with the cumulative return on the S&P 500 Stock Index and a Peer Group. The graph assumes that the value of the investment in the Company's Common Stock and each Index was $100 on March 31, 1993.

      The Peer Group is weighted according to the respective issuer's stock market capitalization on March 31, 1993, with all returns (capital gains and dividends) reinvested. The Peer Group includes one aircraft parts distributor, one airline, and the rest are companies which manufacture products for the aircraft industry. Some of the companies in the Peer Group are suppliers to and/or customers of the Company. The Peer Group consists of AAR Corp., Alaska Air Group, Inc., Curtiss-Wright Corp., Fansteel, Inc., Hexcel Corp., Hi-Shear Industries, Inc., Moog, Inc., Rohr, Inc., Trimble Navigation Ltd. and UNC Incorporated.





















                          1993         1994         1995         1996         1997         1998
                     ------------ ------------ ------------ ------------ ------------ ------------
Banner Aerospace     $    100.00  $    120.51  $     82.05  $    120.51  $    153.85  $    239.74
Peer Group           $    100.00  $    107.40  $    116.91  $    176.11  $    189.75  $    294.73
S&P 500 Index        $    100.00  $     98.69  $    110.86  $    142.91  $    167.63  $    243.93




                                    11 of 16

ITEM 12.          SECURITY OWNERSHIP OF PRINCIPAL STOCKHOLDERS AND MANAGEMENT

     The table below sets forth as of June 30, 1998 the number of shares and percent of Common Stock beneficially owned by (i) each person known by the Company to own beneficially more than 5% of any class of Common Stock together with his or its address; (ii) each director and nominee; (iii) each executive officer named in the summary compensation table; and (iv) the directors and officers of the Company as a group. Except as otherwise indicated in the footnotes to the table, the persons named possess sole voting power and investment power with respect to all shares shown as beneficially owned by them. As of June 30, 1998, there were 21,445,002 shares of Common Stock outstanding.

                                                                              NUMBER OF SHARES                   PERCENT
                               NAME                                           OF COMMON STOCK                    OF CLASS
--------------------------------------------------------------------------    ------------------                 ---------
Michael T. Alcox..........................................................               16,000 (1)                     *
The Fairchild Corporation ................................................           21,129,719 (2)                 85.43  %
    Washington Dulles International Airport
    45025 Aviation Drive, Suite 400
    Dulles, Virginia  20166
Steven L. Gerard..........................................................               16,000 (1)                     *
Charles M. Haar...........................................................               16,000 (1)                     *
Philippe Hercot...........................................................               16,000 (1)                     *
Michael D. Herdman........................................................                5,000 (1)                     *
Eugene W. Juris...........................................................               95,459 (1)                     *
Bradley T. Lough..........................................................               17,583 (1)                     *
Warren D. Persavich.......................................................              138,732 (1)                     *
Dr. Eric I. Steiner ......................................................                    0                         *
Jeffrey J. Steiner .......................................................           21,528,619 (1)                 86.03  %
    The Fairchild Corporation                                                                   (3)
    Washington Dulles International Airport
    45025 Aviation Drive, Suite 400
    Dulles, Virginia  20166
Leonard Toboroff..........................................................               16,000 (1)                     *
All directors and officers of the Company as a group (11 persons)                    21,865,393 (1)                 86.35  %

---------------
*     Represents less than one percent (1%).

(1)         Includes exercisable stock options for Common Stock, as follows: M.
            Alcox, 13,000 shares; S. Gerard, 16,000 shares; C. Haar, 16,000 shares; P. Hercot, 16,000 shares; M. Herdman, 5,000 shares; E. Juris, 78,500 shares; B. Lough, 17,583 shares; W. Persavich, 115,667 shares; J. Steiner, 271,667 shares; L. Toboroff, 16,000 shares; All directors and officers as a group, 565,417 shares.

            Also includes shares of Preferred Stock (convertible to Common Stock), as follows: E. Juris, 2,959 shares; W. Persavich, 1,065 shares; J. Steiner, 18,999 shares; All directors and officers as a group, 3,312,768 shares.

(2) Includes shares of Common Stock and Preferred Stock owned of record by Fairchild and its subsidiaries as of June 30, 1998, as follows:
            The Fairchild Corporation, 17,264,440 shares of Common Stock and 3,181,000 shares of Preferred Stock; Fairchild Holding Corp., 269,595 shares of Common Stock; RHI Holdings, Inc., 294,133 shares of Common Stock and 105,948 shares of Preferred Stock; Banner Aerospace Holding Company II, Inc., 11,806 shares of Common Stock and 2,797 shares of Preferred Stock. 17,394,768 of such shares of Common Stock and 3,286,948 of such shares of Preferred Stock have been pledged by Fairchild or its subsidiaries as collateral for a loan facility with Citicorp N.A., and 433,400

                                    12 of 16
            shares have been pledged by Fairchild or its subsidiaries as collateral under an escrow agreement with BTR Dunlop Holdings, Inc., a wholly-owned subsidiary of BTR plc.

            Pursuant to an Exchange Offer commenced on May 11, 1998 and expired on June 9, 1998, Fairchild exchanged, for each properly tendered share of Common Stock of Banner, a number of shares of Fairchild's Class A Common Stock equal to the quotient of $12.50 divided by $20.675. A total of 3,659,364 shares of Banner Common Stock were tendered to Fairchild in exchange for 2,212,361 shares of Fairchild Class A Common Stock. As a result of the Exchange Offer, Fairchild's beneficial ownership of Banner increased from approximately 71% to approximately 85% of the Common Stock.

(3) Includes 3,234 shares owned by Mr. Steiner through the Company's Profit Sharing/401(k) Plan. Also includes 17,839,974 shares of Common Stock and 3,289,745 shares of Preferred Stock owned directly or indirectly by Fairchild; Mr. Steiner disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.

      As a result of their beneficial ownership of Common Stock, Fairchild and Mr. Jeffrey J. Steiner will have a significant influence on the election of directors and any other business that may come before the meeting.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

RELATIONSHIPS BETWEEN THE COMPANY AND FAIRCHILD

     General Statement. In certain instances, the Company and Fairchild may have competing or conflicting interests, such as in the purchase and sale of products in the ordinary course of business, the transfer of a business by one company to the other or the pursuit of business opportunities of interests to both companies. The resolution of such competing or conflicting interest has been accomplished on a case by case basis; and management recognizes its obligation to deal fairly and in good faith with the Company, and accordingly will exercise reasonable judgement and take such steps as they may then, under all the circumstances, deem necessary in resolving specific instances where the interests of the companies may compete or conflict. To this end, the Company has from time to time retained independent advisors, independent counsel or established special committees composed solely of outside directors, where it has determined that such action is necessary or appropriate under the circumstances. Fairchild is currently the beneficial owner of approximately 85% of the outstanding common stock of the Company. Messrs. Jeffrey Steiner (CEO and Director of the Company), Michael Alcox (Director of the Company) and Eric Steiner (Senior Vice President and Director of the Company) are officers, directors and shareholders of Fairchild.

      Exchange Offer. Pursuant to an Exchange Offer which commenced on May 11, 1998 and expired on June 9, 1998, Fairchild exchanged, for each properly tendered share of Common Stock of the Company, a number of shares of Fairchild's Class A Common Stock equal to the quotient of $12.50 divided by $20.675. A total of 3,650,364 shares of the Company Common Stock were tendered to Fairchild in exchange for 2,212,361 shares of Fairchild Class A Common Stock. As a result of the Exchange Offer, Fairchild's beneficial ownership of the Company increased from approximately 71% to approximately 85%.

     Banner Acquisition of Fairchild Stock. On July 7, 1998, the Company's Board of Directors announced its approval of the purchase by the Company of up to 2.5 million shares of class A common stock of Fairchild through open market purchases. The purchases by the Company will be made from time to time depending on the market price of Fairchild stock, and may be subject to the requirement of obtaining the consent of the Company's senior lenders. Shares of Fairchild stock purchased by the Company may not be sold unless they are registered on a registration statement (or are sold pursuant to any applicable exemption under securities laws). Fairchild has issued a demand registration rights agreement in favor of the Company for the registration and sale of such shares.

      Fasteners. The Fastener Group of Fairchild, particularly Screwcorp, Voi-Shan, Tridair and Camloc, has historically been a supplier of fasteners to the Company, and the Company has also competed with them, in the sale

                                    13 of 16
to some end users. All transactions between the Company and Fairchild have been on terms that are no less favorable to the Company than those that might be obtained in arms-length transactions with unaffiliated third parties. Sales to Fairchild amounted to approximately $220,000 and purchases from Fairchild amounted to approximately $13,200,000 for the fiscal year ended March 31, 1998. Due to the disposition of the Company's hardware business in January 1998 to AlliedSignal Inc., future sales to and purchases from Fairchild are expected to decrease significantly.

     Building Lease and Services. The Company entered into a lease with Fairchild on April 1, 1996 to lease approximately 10,000 square feet of office space in the Fairchild building for a term of ten years with the option to terminate the lease after five years. The annual lease rate is approximately $170,000 subject to escalation. The Company has a letter agreement with Fairchild in which Fairchild provides tax preparation and consulting services to the Company. The current annual fee for such services is approximately $103,000. The Company has a letter agreement with Fairchild pursuant to which Fairchild's in-house attorneys provide legal services to the Company. This agreement is on a month-to-month basis and the Company currently pays Fairchild $12,500 per month. As a result, Fairchild's General Counsel (Donald E. Miller) also serves as General Counsel for the Company. The Company has a letter agreement with Fairchild in which the Company provides accounting and financial reporting services to Fairchild. This agreement is on a month-to-month basis and Fairchild currently pays the Company $15,500 per month. As part of the accounting services, Mr. Juris provided on-site accounting services for a Fairchild subsidiary for approximately three months. Fairchild will reimburse the Company for Mr. Juris' salary and expenses during that period. All services are provided in the normal course of business and are on terms that are no less favorable to the Company than those that might be obtained in arms-length transactions with unaffiliated third parties.

      Joint Marketing. The Company is a party to several agreements with Fairchild which provide for various methods of expense sharing related to combined sales and marketing efforts to obtain customers in foreign countries. As of March 31, 1998, the Company had contributed less than $125,000 under these agreements. Fairchild and the Company will share commission income to the extent commissions exceed expenses. No such commissions have been received to date.

      Tax Indemnity Agreement. Under a Tax Indemnity Agreement ("Tax Indemnity"), Fairchild has agreed to indemnify the Company from and against any federal, state, local and foreign income, franchise, withholding and alternative minimum taxes (including interest, additions to tax and penalties with respect thereto) for periods ending on or before August 2, 1990 when the sale of 52.8% of the Common Stock was sold in the IPO. The Company has agreed to pay Fairchild for any tax savings it realizes after the IPO as a result of adjustments to, or utilization of net operating loss or tax credit carryforwards attributable to, income tax returns for prior periods. Although Fairchild has agreed to indemnify the Company for taxes for periods ending on or before the IPO, the Tax Indemnity is not binding upon either the Internal Revenue Service or upon state, local or foreign taxing authorities, any of which are permitted to collect from the Company all relevant taxes owed by the Company and, in certain instances, by Fairchild and its subsidiaries for periods covered by the Tax Indemnity. The effectiveness of the Tax Indemnity is therefore dependent on the ability of Fairchild to pay amounts owed, if any, under the Tax Indemnity.

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

     Indebtedness. On December 20, 1996, the Company entered into a Subordinated Loan Agreement with RHI Holdings, Inc. ("RHI", a Fairchild subsidiary), pursuant to which RHI agreed to lend the Company up to $30.0 million for acquisitions to be consummated by the Company. The initial interest rate under such loan agreement was 10.0% per annum. Payment under such loan agreement was due on the earlier of completion of the Company's Rights Offering or November 15, 2003. The Company borrowed an aggregate of $28.0 million from RHI under such loan, of which $16 million was used for a subsidiary to acquire PB Herndon Aerospace, Inc. (a distributor to the aerospace industry), and the balance was used for working capital. On June 25, 1997, pursuant to the Company's Rights Offering, such indebtedness ($28.0 million in principal) was satisfied by the issuance of 3,043,478 shares of Preferred Stock to RHI and its affiliates.

                                    14 of 16

      Stock Exchange Agreement. The Company entered into a Stock Exchange Agreement with Fairchild, effective May 12, 1997, pursuant to which the Company may acquire Fairchild Scandinavian Bellyloading Company AB ("FSBC") from Fairchild in exchange for 230,000 shares of Common Stock initially. This transaction was approved by a special committee of the Board of Directors, and was approved by the Company's stockholders at a meeting on June 18, 1997. Under the terms of the Stock Exchange Agreement, Fairchild could terminate the agreement if it sold FSBC to a third party by reason of an unsolicited offer, provided that Fairchild pays the Company a reasonable termination fee and the Company's out-of-pocket expenses. On July 1, 1997, Fairchild exercised its option to terminate the Stock Exchange Agreement. As a result, Fairchild paid the Company a termination fee of $300,000 and out-of-pocket expenses of approximately $447,000, and also agreed to allow the Company to participate equally in future royalties from FSBC, if any.

     Joint Insurance. The Company and Fairchild have purchased a joint insurance policy which provides, among other coverages, for a combined annual aggregate limit for the Company and Fairchild of $100 million related to certain earthquake exposures. The Company and Fairchild have entered into an agreement addressing the resolution process to be applied if both companies suffer damages from earthquakes aggregating in excess of the $100 million limit.

OTHER TRANSACTIONS

      The Company pays for a chartered aircraft used from time to time for business related travel. The owner of the chartered aircraft is a company 51% owned by an immediate family member of Mr. Jeffrey Steiner. Cost for such flights charged to the Company are comparable to those charged in arm's length transactions between unaffiliated third parties. Payments by the Company in fiscal 1998 were approximately $36,000. The Company prepaid hours for a chartered helicopter used from time to time for business related travel. The owner of the chartered helicopter is a company controlled by Mr. Jeffrey Steiner. Cost for such flights charged to the Company are comparable to those charged in arm's length transactions between unaffiliated third parties. Prepaid hours by the Company in fiscal 1998 were $225,000.


                                    15 of 16

                                   SIGNATURES

      PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                               BANNER AEROSPACE, INC.

                                               BY: /S/ EUGENE W. JURIS
                                                   --------------------
                                                       EUGENE W. JURIS
                                                     VICE PRESIDENT AND
                                                  CHIEF FINANCIAL OFFICER
                                               (PRINCIPAL FINANCIAL OFFICER)

Date: July 29, 1998


                                    16 of 16