Form 10-Q
period 1998-06-30
BANNER AEROSPACE INC
filed 1998-08-14
CIK 863445

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

     X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---------
          EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 1998

                                      OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---------
          EXCHANGE ACT OF 1934

Commission File Number 1-10561

                             BANNER AEROSPACE, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

      DELAWARE                                       95-2039311
-----------------------------             ------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

45025 AVIATION DRIVE, SUITE 300
DULLES, VA                                       20166-7556
----------------------------------------  -------------------------
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

                                     YES    X        NO
                                           ---          ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                Outstanding at
           Title of Class                       July 31, 1998
           --------------                       --------------
    Common Stock, $1.00 Par Value               21,446,502

                             BANNER AEROSPACE, INC.

                                TABLE OF CONTENTS

                                                                                                     Page
                                                                                                     ----
Part  I. Summarized Financial Information:

         Consolidated Balance Sheets as of June 30, 1998 and March 31, 1998................           3-4

         Consolidated Statements of Income and Comprehensive Income for the Three Months Ended
         June 30, 1998 and 1997............................................................             5

         Consolidated Statements of Cash Flows for the Three Months Ended June 30, 1998 and 1997        6

         Notes to Summarized Financial Information.........................................          7-13

         Management's Discussion and Analysis of the Financial Condition and Results of Operations  14-16

Part II. Other Information.......................................................................   17-18

                                     Part I
                                     ------
                       A. Summarized Financial Information
                       -----------------------------------

                     BANNER AEROSPACE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        JUNE 30, 1998 AND MARCH 31, 1998


                                        ASSETS

(In thousands)                                              (unaudited)
                                                             June 30,           March 31,
CURRENT ASSETS:                                                1998               1998
--------------                                           ----------------   ----------------

  Receivables, less allowances of $3,149 at June 30,
    1998 and $2,881 at March 31, 1998                    $        40,160    $        48,046
  Inventories                                                    135,884            122,236
  Other current assets                                            29,295             29,741
                                                         ----------------   ----------------

                                                                 205,339            200,023
                                                         ----------------   ----------------

PROPERTY, PLANT AND EQUIPMENT (AT COST):
----------------------------------------
  Land                                                                15                 15
  Buildings and improvements                                       2,493              2,430
  Machinery and equipment                                          8,356              8,056
                                                         ----------------   ----------------
                                                                  10,864             10,501
    Accumulated depreciation                                      (6,353)            (6,008)
                                                         ----------------   ----------------

                                                                   4,511              4,493
                                                         ----------------   ----------------
OTHER ASSETS:
-------------
  Investments                                                    228,710            206,626
  Cost in excess of net tangible assets of purchased
    businesses, net                                               12,184             12,292
  Other                                                            1,654              1,776
                                                         ----------------   ----------------

                                                                 242,548            220,694
                                                         ----------------   ----------------

TOTAL ASSETS                                             $       452,398    $       425,210
                                                         ================   ================

     The accompanying notes to summarized financial information are an integral part of these consolidated balance sheets.

                                     Part I
                                     ------
                       A. Summarized Financial Information
                       -----------------------------------

                     BANNER AEROSPACE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        JUNE 30, 1998 AND MARCH 31, 1998


                      LIABILITIES AND STOCKHOLDERS' EQUITY

(In thousands)                                               (unaudited)
                                                               June 30,           March 31,
CURRENT LIABILITIES:                                            1998               1998
-------------------                                      ----------------   ----------------
  Accounts payable                                       $        25,017    $        27,431
  Accrued salaries                                                 2,057              2,568
  Other                                                           44,489             44,626
                                                         ----------------   ----------------

                                                                  71,563             74,625
                                                         ----------------   ----------------
LONG-TERM LIABILITIES:
----------------------
  Long-term debt                                                  65,800             48,900
  Deferred federal and state income tax                           45,902             41,194
  Other                                                            2,594              2,381
                                                         ----------------   ----------------

                                                                 114,296             92,475
                                                         ----------------   ----------------

TOTAL LIABILITIES                                                185,859            167,100
                                                         ----------------   ----------------
STOCKHOLDERS' EQUITY:
---------------------
Preferred stock, $.01 par value, 10,000 shares
 authorized, 3,951 shares issued and outstanding at
 June 30, 1998 and 3,810 shares issued and outstanding
 at March 31, 1998                                                    40                 38

Common stock, $1.00 par value, 50,000 shares
 authorized, 23,692 shares issued, 21,445 outstanding
 at June 30, 1998 and 23,642 shares issued, 21,395 shares
 outstanding at March 31, 1998                                    23,692             23,642

Less:  treasury stock at cost, 2,247 shares held in
 treasury at June 30, 1998 and March 31, 1998                    (23,331)           (23,331)
Paid-in capital                                                  151,457            150,460
Retained earnings                                                 93,231             93,046
Accumulated other comprehensive income                            21,450             14,255
                                                         ----------------   ----------------

TOTAL STOCKHOLDERS' EQUITY                                       266,539            258,110
                                                         ----------------   ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $       452,398    $       425,210
                                                         ================   ================

     The accompanying notes to summarized financial information are an integral part of these consolidated balance sheets.

                                     Part I
                                     ------
                       A. Summarized Financial Information
                       -----------------------------------

                     BANNER AEROSPACE, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
              FOR THE THREE (3) MONTHS ENDED JUNE 30, 1998 AND 1997

The consolidated income statements for the three (3) months ended June 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year and are subject to audit at year end.

                                                                               (unaudited)
                                                                       For the Three Months Ended
(In thousands, except per share data)                                           June 30,
                                                               ----------------------------------
                                                                    1998                1997
                                                               --------------      --------------
   Net sales                                                   $      55,038       $     116,930

   Cost of goods sold                                                 43,797              83,385
                                                               --------------      --------------
     GROSS PROFIT                                                     11,241              33,545

   Selling, general and administrative expenses                        9,546              24,186
                                                               --------------      --------------
     OPERATING INCOME                                                  1,695               9,359

   Investment income                                                     738                 ---

   Interest expense, net                                               1,329               4,032
                                                               --------------      --------------
     INCOME BEFORE TAXES                                               1,104               5,327

   Provision for taxes                                                   250               2,080
                                                               --------------      --------------
     NET INCOME                                                $         854       $       3,247
                                                               ==============      ==============

   Preferred stock dividends                                             669                  49
                                                               --------------      --------------


        NET INCOME AVAILABLE FOR COMMON SHAREHOLDERS           $         185       $       3,198
                                                               ==============      ==============

   Basic earnings per common share                             $        0.01       $        0.14
                                                               ==============      ==============

   Diluted earnings per common share                           $        0.01       $        0.14
                                                               ==============      ==============

   Weighted average number of common shares - basic                   21,431              23,424
                                                               ==============      ==============
   Weighted average number of common shares - diluted                 21,918              23,970
                                                               ==============      ==============

   Net income                                                  $         854       $       3,247

   Other comprehensive income:

   Unrealized gain on available-for-sale securities, net
       of tax of $4,600                                                7,195                 ---
                                                               --------------      --------------
   Comprehensive income                                        $       8,049       $       3,247
                                                               ==============      ==============

     The accompanying notes to summarized financial information are an integral part of these consolidated income statements.

                                     Part I
                                     ------
                       A. Summarized Financial Information
                       -----------------------------------

                     BANNER AEROSPACE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE (3) MONTHS ENDED JUNE 30, 1998 AND 1997


                                                                           (unaudited)
                                                                 For the Three Months Ended
(In thousands)                                                            June 30,
                                                             ---------------------------------

                                                                 1998                1997
                                                             --------------      -------------

CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
-------------------------------------------------------

Net income                                                   $         854       $      3,247
Adjustments to reconcile net income to net cash
  provided by (used for) operating activities--
    Depreciation and amortization                                      554              1,325
    Change in receivables                                            7,886            (19,487)
    Change in inventories                                          (13,647)           (17,752)
    Change in payables and accrued liabilities                      (3,064)            13,747
    Change in other accounts                                           791              2,403
                                                             --------------      -------------
      Net cash provided by (used for) operating activities          (6,626)           (16,517)
                                                             --------------      -------------

CASH FLOWS USED FOR INVESTING ACTIVITIES:
-----------------------------------------
Acquisition of property, plant and equipment                          (365)            (1,404)
Acquisition of investment securities                               (10,289)              ---
                                                             --------------      -------------
      Net cash used for investing activities                       (10,654)            (1,404)
                                                             --------------      -------------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
--------------------------------------------
Repayment of subordinated loan                                         ---            (28,000)
Net borrowings of revolver                                          16,900             12,100
Repayments on other debt                                               ---                (77)
Issuance of preferred stock                                            ---             33,877
Exercise of stock options                                              380                 21
                                                             --------------      -------------
      Net cash provided by financing activities                     17,280             17,921
                                                             --------------      -------------
NET CHANGE IN CASH                                                     ---                ---
CASH, BEGINNING OF PERIOD                                              ---                ---
                                                             --------------      -------------
CASH, END OF PERIOD                                          $         ---       $        ---
                                                             ==============      =============

    The accompanying notes to summarized financial information are an integral part of these consolidated statements of cash flows.

                                     Part I
                                     ------
                  A. Notes to Summarized Financial Information
                  --------------------------------------------

                     BANNER AEROSPACE, INC. AND SUBSIDIARIES
                             JUNE 30, 1998 AND 1997
                 (In thousands of dollars except per share data)

     The condensed financial information included herein has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. Although the Company believes that the following disclosures are adequate to make the information presented not misleading, it is suggested that this condensed financial information be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Form 10-K for the fiscal year ended March 31, 1998.

1) Significant Accounting and Reporting Policies
   ---------------------------------------------
Organization
------------
     Prior to an initial public offering on August 1, 1990, Banner Aerospace, Inc. (the "Company") was a wholly-owned subsidiary of The Fairchild Corporation ("Fairchild"). As a result of the initial public offering, Fairchild's indirect beneficial ownership of the Company's Common Stock was reduced from 100.0% to 47.2%. However, as a result of the additional shares of the Company's Common Stock issued in connection with the acquisition of Harco, Inc. in fiscal 1996, Fairchild became the majority owner of the Company and owned 59.3% of the Company's Common Stock as of March 31, 1997 (refer to Note 3 in the notes to consolidated financial statements). In January 1998, the Company repurchased 2,246,967 shares of its own Common Stock for a total cost of $23,331 which increased Fairchild's ownership to 66.3% at the end of fiscal 1998. On June 9, 1998, Fairchild completed an Exchange Offer pursuant to which it acquired 3,659,424 shares of the Company's Common Stock in exchange for shares of Fairchild Class A common stock (the "Exchange Offer"). As a result of the Exchange Offer, Fairchild's beneficial ownership of the Company's Common Stock increased to 85.4% (refer to Note 7 in the notes to summarized financial information).

Description of the Business
---------------------------

     The Company is an international supplier to the aerospace industry, distributing a wide range of aircraft parts and related support services. The Company's products are divided into two product groups: rotables and engines. The Company's hardware product group, which included bearings, nuts, bolts, screws, rivets and other types of fasteners, was disposed of as part of a business combination completed on January 13, 1998 (refer to Note 6 in the notes to summarized financial information). Rotables include flight data recorders, radar and navigation systems, instruments, landing gear and hydraulic and electrical components. Engines include jet engines, engine parts and engine leasing for use on both narrow and wide body aircraft and smaller engines for corporate and commuter aircraft. The Company provides a number of services such as immediate shipment of parts in aircraft on ground ("AOG") situations and customer tailored inventory management programs. The Company also provides both long-term and short-term engine leasing services to commercial airlines and air cargo carriers. Through its subsidiaries, the Company sells its products in the United States and abroad to most of the world's commercial airlines and air cargo carriers, as well as other distributors, fixed-base operations, corporate aircraft operators and other aerospace and non-aerospace companies.

2) Earnings Per Common Share
   -------------------------

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

     The following is a reconciliation of the computations of basic earnings per common share and diluted earnings per common share for the three months ended June 30, 1998 and 1997.

(In thousands, except per share data)

                                                                    For the three months ended
                                                                             June 30,
                                                                  -------------------------------
BASIC EARNINGS PER COMMON SHARE:                                       1998             1997
                                                                  --------------  ---------------
Net income available to common shareholders                       $         185   $        3,198
Weighted average shares outstanding                                      21,431           23,424
                                                                  --------------  ---------------
Basic earnings per common share                                   $        0.01   $         0.14
                                                                  ==============  ===============

DILUTED EARNINGS PER COMMON SHARE:
Net income available to common shareholders/Net income            $         185   $        3,247

Weighted average shares outstanding                                      21,431           23,424
Incremental shares due to assumed conversion of preferred stock             ---              289
Incremental shares due to assumed exercise and repurchase of
stock options                                                               487              257
                                                                  --------------  ---------------
                                                                         21,918           23,970
                                                                  --------------  ---------------
Diluted earnings per common share                                 $        0.01   $         0.14
                                                                  ==============  ===============

     Preferred Stock totaling 3,951,000 shares that is convertible into Common Stock at a one-to-one ratio has been excluded from the calculation of diluted earnings per common share for the three months ended June 30, 1998 as the effect would be antidilutive. In addition, options to purchase 100,000 shares of Common Stock were outstanding, but were not included in the computation of diluted earnings per common share for the three months ended June 30, 1997, because the options' exercise price was greater than the average market price of common shares for the period.

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

3)  Use of Estimates in the Preparation of Financial Statements
    -----------------------------------------------------------

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

4)  Credit Agreement
    ----------------

     On August 2, 1995, the Company entered into a credit agreement ("Credit Agreement") that provides for working capital and potential acquisitions. On July 1, 1996, the Company amended the Credit Agreement ("Amended and Restated Credit Agreement") to provide additional financing, as well as require that loans made to the Company will not exceed a defined borrowing base which is based upon a percentage of eligible accounts receivables and inventories. On December 12, 1996, the Company amended the Amended and Restated Credit Agreement ("Second Amended and Restated Credit Agreement") to provide additional financing and approve the incurrence of subordinated debt and certain acquisitions. On November 25, 1997, the Company amended the Second Amended and Restated Credit Agreement to provide additional financing. Immediately following this amendment, the facility under the Second Amended and Restated Credit Agreement included (i) a $55,000 six-year term loan ("Term Loan"); (ii) a $30,000 seven-year term loan ("Tranche B Loan"); (iii) a $40,000 six-year term loan ("Tranche C Loan"); and
(iv) a $121,500 six-year revolving credit facility ("Revolver"). On January 13, 1998, the Hardware Business repaid the outstanding balances of the Term Loan, Tranche B Loan and Tranche C Loan in conjunction with the Hardware Business Disposition (refer to Note 6 in the notes to summarized financial information).

     Based on the Company's financial performance, the Revolver bears interest at prime plus 1/4% to 1 1/4% or London Interbank Offered Rate ("LIBOR") plus 1 1/2% to 2 3/4% and is subject to a nonuse fee of 30 to 50 basis points of the unused availability. On June 30, 1998, the Company's performance level resulted in borrowings under the Revolver bearing interest at prime plus 1/4% and LIBOR plus 1 1/2% and a nonuse fee of 30 basis points for the quarter ending September 30, 1998. The Second Amended and Restated Credit Agreement contains certain financial and nonfinancial covenants which the Company is required to meet on a quarterly basis. The financial covenants include minimum net worth and minimum earnings levels, and minimum ratios of interest coverage, fixed charges and debt to earnings before interest, taxes, depreciation and amortization. The Company also has certain limitations on the incurrence of additional debt, and has restrictions which limit dividends and distributions on the capital stock of the Company to an aggregate of $150 in any fiscal year. At June 30, 1998, the Company was in compliance with all covenants under the Second Amended and Restated Credit Agreement. Substantially all of the Company's assets are pledged as collateral under the Second Amended and Restated Credit Agreement.

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

5)  Stock Options
    -------------
     The Company's Non-Qualified and Incentive Stock Option Plan (the "1990 Stock Option Plan"), adopted in August 1990, authorizes the granting of options at not less than the fair market value of the stock at the time of the granting of the options. On September 13, 1996, the stockholders approved an amendment to the 1990 Stock Option Plan to increase the number of shares of its common stock ("Common Stock") authorized to be issued under the 1990 Stock Option Plan and to extend the period under which options may be exercised. The Company has reserved for issuance two million shares of Common Stock under the 1990 Stock Option Plan. The option price is payable in cash or, with the approval of the compensation and stock option committee of the Board of Directors, in shares of Common Stock, valued at fair market value at the time of exercise. The 1990 Stock Option Plan terminates in the year 2000; however, all stock options outstanding as of August 2, 2000 continue to be exercisable pursuant to their terms. Under the 1990 Stock Option Plan, all options granted are for a term of seven years. Options granted on or before August 1, 1993 are immediately exercisable and options granted subsequent to August 1, 1993 vest over a period of three to four years.

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

     Stock option activity under the 1990 Stock Option Plan, the NED Stock Option Plan and non-employee director options granted prior to the approval of the NED Stock Option Plan for fiscal year 1999 is as follows:

                                                                Weighted
                                                                average
                                                                exercise
                                                     Shares     price
                                                   ----------- ----------
             Outstanding at March 31, 1998          1,107,750      $6.42
             Granted                                  138,750     $11.81
             Exercised                                (50,333)     $7.55
             Terminated                               (13,000)     $7.70
             Expired                                      ---        ---
                                                   ----------- ----------
             Outstanding at June 30, 1998           1,183,167      $6.99
                                                   =========== ==========

     At June 30, 1998, 1,101,167 of the 1,183,167 options outstanding were issued under the 1990 Stock Option Plan and have exercise prices between $4.88 and $11.81 per share. The remaining 82,000 options were issued under the NED Stock Option Plan, or are non-employee director options granted prior to the approval of the NED Stock Option Plan, and have exercise prices between $4.63 and $10.63 per share.

6)  Dispositions
    ------------

     On January 13, 1998, the Company completed the disposition of substantially all of the assets and certain liabilities of its hardware companies and PacAero unit (the "Hardware Business") to two wholly-owned subsidiaries of AlliedSignal Inc. (the "Buyers") in exchange for unregistered shares of AlliedSignal Inc. common stock with an aggregate value equal to $369,000 (the "Hardware Business Disposition"). The determination of the number of AlliedSignal Inc. shares received by the Company was based on the average closing price of such stock on the New York Stock Exchange for a period of twenty days preceding the closing. The Hardware Business consisted of the following companies: Adams Industries, Inc., Aerospace Bearing Support, Inc., Aircraft Bearing Corporation, Banner Distribution, Inc., Burbank Aircraft Supply, Inc., Harco, Inc., PB Herndon Aerospace, Inc. (which collectively comprise the Company's hardware business), Banner Aerospace Services, Inc. (which transferred only those assets related to the Hardware Business) and PacAero. The purchase price received for the Hardware Business was based on the consolidated net worth as reflected on an estimated closing date balance sheet for the assets (and liabilities) conveyed by the Hardware Business to the Buyers. Such estimated closing date balance sheet is subject to review by the parties, and the purchase price adjusted (up or down) based on the net worth as reflected on the final closing date balance sheet. The assets transferred to the Buyers consisted primarily of the Company's hardware business, which included the distribution of bearings, nuts, bolts, screws, rivets and other types of fasteners, and its PacAero unit. Approximately $194,000 of the common stock received from the Buyers was used to repay outstanding term loans and a portion of the revolver balance of the Company's subsidiaries, and related fees. The remaining investment in AlliedSignal Inc. common stock has been accounted for as an available-for-sale security.

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

     The following unaudited pro forma table illustrates consolidated sales and operating income of the Company's operations, on a pro forma basis for the three months ended June 30, 1997 to give effect to the disposition of substantially all of the assets and certain liabilities of the Hardware Business and BAI. The unaudited pro forma consolidated financial information is based on the historical financial information of the Company for the three months ended June 30, 1997. The unaudited pro forma consolidated financial information is presented for informational purposes only and is not necessarily indicative of what earnings and results of operations would have been had the Company disposed of the Hardware Business and BAI at the beginning of the period presented, nor is such information intended necessarily to be indicative of the future results of operations that may occur.

                         UNAUDITED SUPPLEMENTAL PRO FORMA INFORMATION
                           FOR THE THREE MONTHS ENDED JUNE 30, 1997

                           (In thousands)
                           Net sales                  $     52,102
                           Cost of goods sold               40,309
                                                      -------------
                           Gross profit                     11,793
                           Selling, general and
                             administrative                  9,156
                                                      -------------
                           Operating income           $      2,637
                                                      =============

7)  Related Party Transactions
    --------------------------
     On May 11, 1998, Fairchild commenced an offer to exchange (the "Exchange Offer"), for each properly tendered share of Common Stock of the Company, a number of shares of Fairchild's class A common stock, par value $0.10 per share, equal to the quotient of $12.50 divided by $20.675 up to a maximum of 4,000,000 shares of the Company's Common Stock. The Exchange Offer expired on June 9, 1998. Approximately 3,659,424 shares of the Company's Common Stock were validly tendered for exchange and Fairchild issued approximately 2,212,469 shares of Fairchild class A common stock to the tendering shareholders. As a result of the Exchange Offer, Fairchild's beneficial ownership of the Company's Common Stock increased to 85.4%.

     On May 23, 1997, the Company granted all of its stockholders certain rights to purchase Series A Convertible Paid-in-Kind Preferred Stock, $.01 par value. On June 19, 1997, the Company issued Fairchild 3,085,885 shares of Preferred Stock for $28,390.

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

     On December 20, 1996, the Company entered into an unsecured subordinated loan agreement ("Subordinated Loan") with RHI Holdings, Inc. ("RHI"), which is a wholly-owned subsidiary of Fairchild. The purpose of the Subordinated Loan was to provide funds for acquisitions and working capital requirements of the acquired companies. The Subordinated Loan bore interest at 10.0% per annum for the period commencing on the date of the initial draw and continuing for a period of six months from the initial draw date. Thereafter, the Subordinated Loan bore interest at 11.2% per annum. The principal and accrued interest were deferred until the maturity date of November 15, 2003, subject to acceleration in certain events specified in the Subordinated Loan. A commitment fee of 1.5% per annum for six months from the initial draw date, and 3.0% per annum thereafter, was accrued and payable on the last day of each month, based on the balance outstanding. As of March 31, 1997, the Company borrowed $28,000 under the Subordinated Loan, to fund the purchase of PB Herndon and other working capital requirements. The Subordinated Loan was repaid in June 1997 as a result of the Preferred Stock issuance. Interest paid to RHI from December 1996 to June 1997 totaled $1,047.

8)   Subsequent Events
     -----------------

     On July 7, 1998, the Company's Board of Directors announced its approval of the purchase by the Company of up to 2.5 million shares of class A common stock of Fairchild through open market purchases. The purchases by the Company will be made from time to time depending on the market price of Fairchild stock, and may be subject to the requirement of obtaining the consent of the Company's senior lenders. Shares of Fairchild stock purchased by the Company may not be sold unless they are registered on a registration statement (or are sold pursuant to any applicable exemption under securities laws). The Company has the right to demand that Fairchild register such shares in order for the Company to sell them.

     In July and August 1998, the Company sold calls on 600,000 shares of its investment in AlliedSignal Inc. common stock for approximately $1.4 million. The calls mature in April 1999. The Company is amortizing the gain on the sale of the calls over the call period. The calls will be marked to market value through net income on a monthly basis.

     As of August 7, 1998, the Company's investment in AlliedSignal Inc. common stock was valued at approximately $182.6 million, based on a closing price of $37.13 per share.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


THREE (3) MONTHS ENDED JUNE 30, 1998 AND 1997
---------------------------------------------

                                       1998                  1997           Increase/(Decrease)
                                 ------------------   -------------------   ------------------
(In thousands)                      $         %          $         %           $         %
                                 --------   -------   --------  ---------   --------   -------

Net sales                         55,038     100.0    116,930      100.0    (61,892)   (52.9)
Cost of goods sold                43,797      79.6     83,385       71.3    (39,588)   (47.5)
                                 --------   -------   --------  ---------   --------   -------

  Gross profit                    11,241      20.4     33,545       28.7    (22,304)   (66.5)
Selling, general &
administrative
    expenses                       9,546      17.3     24,186       20.7    (14,640)   (60.5)
                                 --------   -------   --------  ---------   --------   -------

  Operating income                 1,695       3.1      9,359        8.0     (7,664)   (81.9)
Investment income                    738       1.3        ---        ---        738    100.0
Interest expense, net              1,329       2.4      4,032        3.4     (2,703)   (67.0)
                                 --------   -------   --------  ---------   --------   -------

  Income before taxes              1,104       2.0      5,327        4.6     (4,223)   (79.3)
Provision for taxes                  250       0.4      2,080        1.8     (1,830)   (88.0)
                                 --------   -------   --------  ---------   --------   -------

  Net income                         854       1.6      3,247        2.8     (2,393)   (73.7)
                                 ========   =======   ========  =========   ========   =======

     Operating Results
     -----------------

     Net sales for the three months ended June 30, 1998 decreased $61.9 million or 52.9% from the comparable prior period. This decrease was the result of the Hardware Business Disposition, which accounted for approximately 50% of sales (see Note 6 in the notes to summarized financial information). Sales of rotables increased as a result of an increase in sales to commercial airlines and as a result of an exclusive three-year agreement between Solair, Inc. ("Solair") and Delta Air Lines ("Delta") which commenced in August 1997 ("Delta Contract"). The Delta Contract designates Solair as Delta's sole source supplier of airframe material, including rotables, repairables and expendables, from the surplus market. In addition, the Delta Agreement contemplates a consignment arrangement between Delta and Solair whereby Solair will remarket Delta's excess inventory. This consignment arrangement has yet to be completed. Sales of the engine group decreased slightly compared to the prior period, due primarily to decreased engine and engine leasing sales, partially offset by an increase in turbine parts and engine management sales.

     The gross profit percentage for the three months ended June 30, 1998 decreased to 20.4% compared to 28.7% for the prior period. This decrease was attributable primarily to the Hardware Business Disposition, which typically earned higher margins than the engine and rotables groups. Excluding the results of the Hardware Business, the gross profit percentage for the three months ended June 30, 1997 would have been 22.6%. In addition, the gross profit percentage declined slightly due to a change in product mix in both the engine and rotables groups.

     Selling, general and administrative ("SG&A") expenses as a percentage of sales declined from 20.7% for the three months ended June 30, 1997 to 17.3% for the current period. This decrease was due to the Hardware Business Disposition. Excluding the results of the Hardware Group for the three months ended June 30, 1997, SG&A expenses as a percentage of sales would have been 17.6%.

     The following unaudited pro forma table illustrates consolidated sales and operating income of the Company's operations, on a pro forma basis for the three months ended June 30, 1997 to give effect to the disposition of substantially all of the assets and certain liabilities of the Hardware Business and BAI. The unaudited pro forma consolidated financial information is based on the historical financial information of the Company for the three months ended June 30, 1997. The unaudited pro forma consolidated financial information is presented for informational purposes only and is not necessarily indicative of what the results of operations would have been had the Company disposed of the Hardware Business and BAI at the beginning of the period presented, nor is such information intended necessarily to be indicative of the future results of operations that may occur.

                  UNAUDITED SUPPLEMENTAL PRO FORMA INFORMATION
                    FOR THE THREE MONTHS ENDED JUNE 30, 1997

                    (In thousands)             Amount     Percentage
                                           -------------  -----------
                    Net sales              $     52,102        100.0%
                    Cost of goods sold           40,309         77.4
                                           -------------  -----------
                    Gross profit                 11,793         22.6
                    Selling, general
                      and administrative          9,156         17.6
                                           -------------  -----------
                    Operating income       $      2,637          5.0%
                                           =============  ===========

     Interest Expense
     ----------------

     Interest expense for the three months ended June 30, 1998 decreased $2.7 million or 67.0% compared to the prior period. This decrease was the result of a decrease from $172 million in the average outstanding debt balance during the prior period, to $55.7 million in the current period. The Company utilized approximately $194 million of the proceeds received from the Hardware Business Disposition to reduce its debt. Interest expense also included the amortization of deferred loan costs and charges for nonuse fees, agency fees and compensating balances.

     Provision for Taxes
     -------------------
     The provision for taxes for the three months ended June 30, 1998 and 1997 amounted to $0.2 million and $2.1 million, respectively. The effective tax rate for the three months ended June 30, 1998 and 1997 was 22.6% and 39.0%, respectively. The decrease in the effective tax rate for the three months ended June 30, 1998 was due to the 70% exclusion permitted on dividend income. The Company recorded $738,000 in dividend income as a result of shares received from AlliedSignal Inc. from the Hardware Business Disposition, and is classified as investment income in the accompanying consolidated statements of income and comprehensive income for the three months ended June 30, 1998.

     Liquidity
     ---------

     The following table presents certain liquidity ratios of the Company at June 30, 1998 and March 31, 1998.

                                               June 30, 1998         March 31, 1998
                                             -----------------     ------------------
     Current ratio                                2.87:1                  2.68:1
     Debt to equity                               0.25:1                  0.19:1

     At June 30, 1998, the Company had total debt outstanding of $65.8 million, all of which was under the Credit Agreement. As of June 30, 1998, the Second Amended and Restated Credit Agreement provided for up to $121.5 million of borrowings for working capital, capital expenditures and potential acquisitions, subject to certain conditions and a borrowing base. Cash flow from operations, along with funds available under the Second Amended and Restated Credit Agreement, should be adequate to finance the Company's operations in fiscal 1999 (refer to Note 4 in the notes to summarized financial information). The Company had no other material capital commitments or planned expenditures as of June 30, 1998.

     Net cash used by operating activities for the three months ended June 30, 1998 and 1997 amounted to $6.6 million and $16.5 million, respectively. The primary use of cash for operating activities for the three months ended June 30, 1998 was an increase in inventories, and a decrease in payables and accrued liabilities in the amount of $13.6 million and $3.1 million, respectively. The primary source of cash from operating activities for the three months ended June 30, 1998 was a decrease in receivables in the amount of $7.9 million. The increase in inventories was the result of an increase in anticipated sales volume. The decrease in receivables is due to several large collections since March 31, 1998. The primary source of cash from operating activities for the three months ended June 30, 1997 was an increase in payables and accrued liabilities in the amount of $13.7 million, along with scheduled depreciation and amortization expense of $1.3 million. The primary use of cash for operating activities for the three months ended June 30, 1997 was an increase in receivables and inventories in the amount of $19.5 million and $17.8 million, respectively.

     Net cash used for investing activities for the three months ended June 30, 1998 and 1997 was $10.7 million and $1.4 million, respectively. The primary use of cash for investing activities for the three months ended June 30, 1998 was the acquisition of investment securities. The primary use of cash for investing activities for the three months ended June 30, 1997 was capital expenditures, net of proceeds from the sale of fixed assets.

    Net cash provided by financing activities for the three months ended June 30, 1998 and 1997 was $17.3 million and $17.9 million, respectively. Net cash provided by financing activities for the three months ended June 30, 1998 was the result of net borrowings on the revolver. Net cash provided by financing activities for the three months ended June 30, 1997 was comprised of $33.9 million received from the preferred stock rights offering, and net borrowings of $12.1 million on the revolver, partially offset by repayment of $28.0 million of the subordinated loan with RHI (refer to Note 7 in the notes to summarized financial information).

                            MANAGEMENT REPRESENTATION

     The information furnished in this Form 10-Q for the interim period ended June 30, 1998 reflects all adjustments which are, in the opinion of management, all of a normal recurring nature and are necessary to present a fair statement of the results for the interim period.

                                     Part II
                                     -------

                                OTHER INFORMATION
                                -----------------

Item 5.   Other Information
          -----------------

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

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------
          (a)    Exhibits
                 --------

                 *27    Financial Data Schedule (For SEC Use Only)

          (b)    Reports on Form 8-K
                 -------------------

                 There have been no reports on Form 8-K filed during the quarter.

------------------
* Filed herewith

SIGNATURES
----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     BANNER AEROSPACE, INC.


                                     By   /S/ WARREN D. PERSAVICH
                                          --------------------------
                                          Warren D. Persavich
                                          Senior Vice President
                                          Chief Operating Officer



                                     By   /S/ EUGENE W. JURIS
                                          --------------------------
                                          Eugene W. Juris
                                          Vice President
                                          Chief Financial Officer

Dated:  August 14, 1998