Form 10-Q
period 1998-09-30
BANNER AEROSPACE INC
filed 1998-11-13
CIK 863445

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)

  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
------   EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 1998

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934

Commission File Number 1-10561

                               BANNER AEROSPACE, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                        DELAWARE                                                         95-2039311
----------------------------------------------------------            ------------------------------------------------
     (State or other jurisdiction of                                        (I.R.S. Employer Identification No.)
      incorporation or organization)

45025 AVIATION DRIVE, SUITE 300
DULLES, VA                                                                               20166-7556
----------------------------------------------------------                 --------------------------------------
(Address of principal executive offices)                                                 (Zip Code)


        Registrant's telephone number, including area code (703) 478-5790
                                                           -----------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.

                          YES    X        NO
                              ---------      ---------

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



                                                      Outstanding at
            Title of Class                           October 30, 1998
            --------------                           ----------------
     Common Stock, $1.00 Par Value                      21,483,128

                             BANNER AEROSPACE, INC.

                               TABLE OF CONTENTS




                                                                                                               Pages
                                                                                                               -----
Part  I. Financial Information:

         Item 1:  Financial Statements

              Consolidated Balance Sheets as of September 30, 1998 and March 31, 1998 . . . . . . . . . . .        3-4

              Consolidated Statements of Income and Comprehensive Income for the Six Months Ended
              September 30, 1998 and 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          5

              Consolidated Statements of Income and Comprehensive Income for the Three Months Ended
              September 30, 1998 and 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          6

              Consolidated Statements of Cash Flows for the Six Months Ended September 30, 1998 and 1997  .          7

              Notes to Summarized Financial Information . . . . . . . . . . . . . . . . . . . . . . . . . .       8-15

         Item 2:  Management's Discussion and Analysis of Financial Condition and Results of Operations . .      16-23

Part II. Other Information:

         Item 4: Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . . . .         24

         Item 5: Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         24

         Item 6: Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         24

                                     PART I
                         ITEM 1 -- FINANCIAL STATEMENTS

                      A. Summarized Financial Information

                    BANNER AEROSPACE, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     SEPTEMBER 30, 1998 AND MARCH 31, 1998


                                     ASSETS

(In thousands)                                                        (unaudited)
                                                                     September 30,            March 31,
CURRENT ASSETS:                                                           1998                   1998
--------------                                                    ------------------    -------------------
  Marketable securities                                           $          174,033    $               ---
  Receivables, less allowances of $2,693 at September 30, 1998
    and $2,881 at March 31, 1998                                              33,153                 48,046
  Inventories                                                                149,577                122,236
  Other current assets                                                        19,574                 29,741
                                                                  ------------------    -------------------
                                                                             376,337                200,023
                                                                  ------------------    -------------------
PROPERTY, PLANT AND EQUIPMENT (AT COST):
---------------------------------------
  Land                                                                            15                     15
  Buildings and improvements                                                   2,560                  2,430
  Machinery and equipment                                                      8,863                  8,056
                                                                  ------------------    -------------------
                                                                              11,438                 10,501
   Accumulated depreciation                                                   (6,671)                (6,008)
                                                                  ------------------    -------------------
                                                                               4,767                  4,493
                                                                  ------------------    -------------------
OTHER ASSETS:
------------
  Investments                                                                 21,858                206,626
  Cost in excess of net tangible assets of purchased                          12,075                 12,292
    businesses, net
  Other                                                                        1,605                  1,776
                                                                  ------------------    -------------------
                                                                              35,538                220,694
                                                                  ------------------    -------------------
TOTAL ASSETS                                                      $          416,642    $           425,210
                                                                  ==================    ===================





The accompanying notes to summarized financial information are an integral part of these consolidated balance sheets.

                    BANNER AEROSPACE, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     SEPTEMBER 30, 1998 AND MARCH 31, 1998


                      LIABILITIES AND STOCKHOLDERS' EQUITY

(In thousands)                                                        (unaudited)
                                                                      September 30,             March 31,
CURRENT LIABILITIES:                                                       1998                    1998
-------------------                                               ---------------------    -------------------
 Accounts payable                                                 $              22,271    $            27,431
 Accrued salaries                                                                 1,803                  2,568
 Other                                                                           31,454                 44,626
                                                                  ---------------------    -------------------
                                                                                 55,528                 74,625
                                                                  ---------------------    -------------------
LONG-TERM LIABILITIES:
---------------------
 Long-term debt                                                                  97,500                 48,900
 Deferred federal and state income tax                                           25,174                 41,194
 Other                                                                            2,743                  2,381
                                                                  ---------------------    -------------------
                                                                                125,417                 92,475
                                                                  ---------------------    -------------------
TOTAL LIABILITIES                                                               180,945                167,100
                                                                  ---------------------    -------------------
STOCKHOLDERS' EQUITY:
--------------------
  Preferred stock, $0.01 par value per share, 10,000 shares
    authorized, 4,100 shares issued and outstanding at
    September 30, 1998 and 3,810 shares issued and outstanding
    at March 31, 1998                                                                41                     38
  Common stock, $1.00 par value per share, 50,000 shares
    authorized, 23,730 shares issued, 21,483 outstanding at
    September 30, 1998 and 23,642  shares issued, 21,395
    shares outstanding at March 31, 1998                                         23,730                 23,642
  Less:  treasury stock at cost, 2,247 shares held in treasury
    at September 30, 1998 and March 31, 1998                                    (23,331)               (23,331)
  Paid-in capital                                                               152,292                150,460
  Retained earnings                                                              93,746                 93,046
  Cumulative other comprehensive income                                         (10,781)                14,255
                                                                  ---------------------    -------------------
TOTAL STOCKHOLDERS' EQUITY                                                      235,697                258,110
                                                                  ---------------------    -------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $             416,642    $           425,210
                                                                  =====================    ===================





The accompanying notes to summarized financial information are an integral part of these consolidated balance sheets.

                    BANNER AEROSPACE, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
            FOR THE SIX (6) MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

The consolidated income statements for the six (6) months ended September 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year and are subject to audit at year end.

                                                                                     (unaudited)
(In thousands, except per share data)                                          For the Six Months Ended
                                                                                    September 30,
                                                                       ---------------------------------------
                                                                             1998                   1997
                                                                       ----------------       ----------------
Net sales                                                              $        105,566       $        239,844

Cost of goods sold                                                               83,138                172,340
                                                                       ----------------       ----------------
 GROSS PROFIT                                                                    22,428                 67,504

Selling, general and administrative expenses                                     19,013                 49,446
                                                                       ----------------       ----------------
 OPERATING INCOME                                                                 3,415                 18,058

Investment income                                                                 2,570                    ---

Interest expense, net                                                             3,261                  7,777
                                                                       ----------------       ----------------
 INCOME BEFORE TAXES                                                              2,724                 10,281

Provision for taxes                                                                 660                  4,010
                                                                       ----------------       ----------------
 NET INCOME                                                            $          2,064       $          6,271
                                                                       ================       ================

Preferred stock dividends                                                         1,364                    689
                                                                       ----------------       ----------------

 NET INCOME AVAILABLE FOR COMMON SHAREHOLDERS                          $            700       $          5,582
                                                                       ================       ================

Basic earnings per common share                                        $           0.03       $           0.24
                                                                       ================       ================
Diluted earnings per common share                                      $           0.03       $           0.23
                                                                       ================       ================

Weighted average number of common shares - basic                                 21,444                 23,428
                                                                       ================       ================
Weighted average number of common shares - diluted                               21,856                 23,797
                                                                       ================       ================
Net income                                                             $          2,064       $          6,271

Other comprehensive income (loss):

Unrealized loss on available-for-sale securities, net of
    tax benefit of $16,006                                                      (25,036)                   ---
                                                                       ----------------       ----------------
Comprehensive income (loss)                                            $        (22,972)      $          6,271
                                                                       ================       ================





The accompanying notes to summarized financial information are an integral part of these consolidated income statements.

                    BANNER AEROSPACE, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME FOR THE THREE (3) MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

The consolidated income statements for the three (3) months ended September 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year and are subject to audit at year end.

                                                                                     (unaudited)
                                                                              For the Three Months Ended
(In thousands, except per share data)                                               September 30,
                                                                      ----------------------------------------
                                                                            1998                   1997
                                                                      -----------------      -----------------
Net sales                                                             $          50,528       $        122,914

Cost of goods sold                                                               39,341                 88,955
                                                                      -----------------       ----------------
 GROSS PROFIT                                                                    11,187                 33,959

Selling, general and administrative expenses                                      9,467                 25,260
                                                                      -----------------       ----------------
 OPERATING INCOME                                                                 1,720                  8,699

Investment income                                                                 1,832                    ---

Interest expense, net                                                             1,932                  3,745
                                                                      -----------------       ----------------
 INCOME BEFORE TAXES                                                              1,620                  4,954

Provision for taxes                                                                 410                  1,930
                                                                      -----------------       ----------------
 NET INCOME                                                           $           1,210       $          3,024
                                                                      =================       ================

Preferred stock dividends                                                           695                    640
                                                                      -----------------       ----------------

 NET INCOME AVAILABLE FOR COMMON SHAREHOLDERS                         $             515       $          2,384
                                                                      =================       ================

Basic earnings per common share                                       $            0.02       $           0.10
                                                                      =================       ================
Diluted earnings per common share                                     $            0.02       $           0.10
                                                                      =================       ================

Weighted average number of common shares - basic                                 21,458                 23,428
                                                                      =================       ================
Weighted average number of common shares - diluted                               21,842                 23,923
                                                                      =================       ================
Net income                                                            $           1,210       $          3,024

Other comprehensive income (loss):

Unrealized loss on available-for-sale securities, net of
  tax benefit of $20,606                                                        (32,231)                   ---
                                                                      -----------------       ----------------
Comprehensive income (loss)                                           $         (31,021)      $          3,024
                                                                      =================       ================





The accompanying notes to summarized financial information are an integral part of these consolidated income statements.

                    BANNER AEROSPACE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE SIX (6) MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                                                                    (unaudited)
(In thousands)                                                                For the Six Months Ended
                                                                                   September 30,
                                                                      ----------------------------------------
                                                                             1998                   1997
                                                                      -----------------      -----------------
CASH FLOWS  (USED FOR) OPERATING ACTIVITIES:

Net income                                                            $          2,064       $          6,271

Adjustments to reconcile net income to net cash (used for) operating activities--

  Depreciation and amortization                                                  1,058                  2,749

  Change in receivables                                                         14,893                (21,017)

  Change in inventories                                                        (27,341)               (21,378)

  Change in payables and accrued liabilities                                   (19,097)                 3,444

  Change in other accounts                                                      10,488                 (1,079)
                                                                      -----------------      -----------------
   Net cash (used for) operating activities                                    (17,935)               (31,010)
                                                                      -----------------      -----------------

CASH FLOWS (USED FOR) INVESTING ACTIVITIES:

Acquisition of investment securities                                           (30,306)                   ---

Acquisition of property, plant and equipment                                      (919)                (2,557)
                                                                      -----------------      -----------------
    Net cash (used for) investing activities                                   (31,225)                (2,557)
                                                                      -----------------      -----------------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:

Net borrowings of revolver                                                      48,600                 31,600

Repayment of subordinated loan                                                     ---                (28,000)

Repayment of term loan                                                             ---                 (3,850)

Repayments on other debt                                                           ---                   (154)

Issuance of preferred stock                                                        ---                 33,877

Exercise of stock options                                                          560                     94
                                                                      -----------------      -----------------
       Net cash provided by financing activities                                49,160                 33,567
                                                                      -----------------      -----------------
NET CHANGE IN CASH                                                                 ---                    ---

CASH, BEGINNING OF PERIOD                                                          ---                    ---
                                                                      -----------------      -----------------
CASH, END OF PERIOD                                                   $            ---       $            ---
                                                                      =================      =================





The accompanying notes to summarized financial information are an integral part of these consolidated statements of cash flows.

                    BANNER AEROSPACE, INC. AND SUBSIDIARIES
                   NOTES TO SUMMARIZED FINANCIAL INFORMATION
                          SEPTEMBER 30, 1998 AND 1997
           (In thousands, except share data, unless otherwise noted)

    The information furnished in this Form 10-Q for the interim period ended September 30, 1998 reflects all adjustments which are, in the opinion of management, of a normal recurring nature and are necessary to present a fair statement of the results for the interim period. The condensed financial information included herein has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. Although the Company believes that the following disclosures are adequate to make the information presented not misleading, it is suggested that this condensed financial information be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Form 10-K for the fiscal year ended March 31, 1998.

1)  Significant Accounting and Reporting Policies

Organization

   Prior to an initial public offering on August 1, 1990, Banner Aerospace, Inc. (the "Company") was a wholly-owned subsidiary of The Fairchild Corporation ("Fairchild"). As a result of the initial public offering, Fairchild's indirect beneficial ownership of the Company's Common Stock was reduced from 100.0% to 47.2%. However, as a result of the additional shares of the Company's Common Stock issued in connection with the acquisition of Harco, Inc. in fiscal 1996, Fairchild became the majority owner of the Company and owned 59.3% of the Company's Common Stock as of March 31, 1997. In January 1998, the Company repurchased 2,246,967 shares of its own Common Stock for a total cost of $23,331, which increased Fairchild's ownership to 66.3% as of March 31, 1998. On June 9, 1998, Fairchild completed an Exchange Offer pursuant to which it acquired 3,659,424 shares of the Company's Common Stock in exchange for shares of Fairchild Class A common stock (the "Exchange Offer"). As a result of the Exchange Offer, Fairchild's beneficial ownership of the Company's Common Stock increased to 8.2% (refer to Note 6 in the notes to summarized financial information). Fairchild's current beneficial ownership is approximately 85.4%

Description of the Business

    The Company is an international supplier to the aerospace industry, distributing a wide range of aircraft parts and related support services. The Company's products are divided into two product groups: rotables and engines. The Company's hardware product group, which included bearings, nuts, bolts, screws, rivets and other types of fasteners, was disposed of as part of a business combination completed on January 13, 1998 (refer to Note 5 in the notes to summarized financial information). Rotables include flight data recorders, radar and navigation systems, instruments, landing gear and hydraulic and electrical components. Engines include jet engines, engine parts and engine leasing for use on both narrow and wide body aircraft and smaller engines for corporate and commuter aircraft. The Company provides a number of services such as immediate shipment of parts in aircraft on ground ("AOG") situations and customer tailored inventory management programs. The Company also provides both long-term and short-term engine leasing services to commercial airlines and air cargo carriers. Through its subsidiaries, the Company sells its products in the United States and abroad to most of the world's commercial airlines and air cargo carriers, as well as other distributors, fixed-base operations, corporate aircraft operators and other aerospace and non-aerospace companies.

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

   The following is a reconciliation of the computations of basic earnings per common share and diluted earnings per common share for the six and three months ended September 30, 1998 and 1997.



(In thousands, except per share data)                                             For the Six Months Ended
                                                                                        September 30,
                                                                             ------------------------------------
BASIC EARNINGS PER COMMON SHARE:                                                    1998               1997
                                                                             ----------------  ------------------
Net income available for common shareholders                                 $            700  $            5,582

Weighted average shares outstanding                                                    21,444              23,428

Basic earnings per common share                                              $           0.03  $             0.24
                                                                             ================  ==================

DILUTED EARNINGS PER COMMON SHARE:
Net income available for common shareholders                                 $            700  $            5,582
Weighted average shares outstanding                                                    21,444              23,428
Incremental shares due to assumed exercise and repurchase of stock options                412                 369
                                                                             ----------------  ------------------
                                                                                       21,856              23,797
                                                                             ----------------  ------------------

Diluted earnings per common share                                            $           0.03  $             0.23
                                                                             ================  ==================


   Preferred Stock totaling 4,100,305 and 3,710,955 shares as of September 30, 1998 and 1997, respectively, that are convertible into Common Stock at a one-to-one ratio have been excluded from the calculation of diluted earnings per common share for the six months ended September 30, 1998 and 1997, respectively, as the effects would be antidilutive. In addition, outstanding stock options to purchase 135,000 and 40,000 shares of Common Stock as of September 30, 1998 and 1997, respectively, were not included in the computation of diluted earnings per common share for the six months ended September 30, 1998 and 1997, respectively, because the exercise price was greater than the average market price of common shares for the period.



(In thousands, except per share data)                                             For the Three Months Ended
                                                                                        September 30,
                                                                            -------------------------------------
BASIC EARNINGS PER COMMON SHARE:                                                    1998               1997
                                                                            -----------------  ------------------
Net income available for common shareholders                                $             515  $            2,384
Weighted average shares outstanding                                                    21,458              23,428

Basic earnings per common share                                             $            0.02  $             0.10
                                                                            =================  ==================

DILUTED EARNINGS PER COMMON SHARE:
Net income available for common shareholders                                $             515  $            2,384
Weighted average shares outstanding                                                    21,458              23,428
Incremental shares due to assumed exercise and repurchase of stock options                384                 495
                                                                            -----------------  ------------------
                                                                                       21,842              23,923
                                                                            -----------------  ------------------

Diluted earnings per common share                                           $            0.02  $             0.10
                                                                            =================  ==================



   Preferred Stock totaling 4,100,305 and 3,710,955 shares as of September 30, 1998 and 1997, respectively, that are convertible into Common Stock at a one-to-one ratio have been excluded from the calculation of diluted earnings per common share for the three months ended September 30, 1998 and 1997, respectively, as the effects would be antidilutive. In addition, outstanding stock options to purchase 140,000 shares of Common Stock as of September 30, 1998 were not included in the computation of diluted earnings per common share for the three months ended September 30, 1998, because the exercise price was greater than the average market price of common shares for the period.

   Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 129 "Disclosure of Information about Capital Structure" (SFAS 129). This statement establishes standards for disclosing information about an entity's capital structure. The Company's Preferred Stock pays annual dividends of additional Preferred Stock at 7.5% per annum of the liquidation value of $9.20 per share. Each share of Preferred Stock is convertible into one share of Common Stock at any time; however, all shares not previously converted will automatically be converted into Common Stock on the fifth anniversary of the date of initial issuance of the Preferred Stock (June 19, 2002). The Preferred Stock has no voting rights. Preferred Stock issued and outstanding at September 30, 1998 includes 148,204 shares related to the semi-annual stock dividend declared on September 18, 1998 and payable on October 31, 1998. The additional shares of Preferred Stock are included as of September 30, 1998 to provide the retroactive effect in the balance sheet and diluted earnings per common share computation.

3)  Credit Agreement

   On August 2, 1995, the Company entered into a credit agreement ("Credit Agreement") that provides for working capital and potential acquisitions. On July 1, 1996, the Company amended the Credit Agreement ("Amended and Restated Credit Agreement") to provide additional financing, as well as require that loans made to the Company will not exceed a defined borrowing base which is based upon a percentage of eligible accounts receivables and inventories. On December 12, 1996, the Company amended the Amended and Restated Credit Agreement ("Second Amended and Restated Credit Agreement") to provide additional financing and approve the incurrence of subordinated debt and certain acquisitions. On November 25, 1997, the Company amended the Second Amended and Restated Credit Agreement to provide additional financing. Immediately following this amendment, the facility under the Second Amended and Restated Credit Agreement included (i) a $55,000 six-year term loan ("Term Loan"); (ii) a $30,000 seven-year term loan ("Tranche B Loan"); (iii) a $40,000 six-year term loan ("Tranche C Loan"); and (iv) a $121,500 six-year revolving credit facility ("Revolver"). On January 13, 1998, the Company repaid the outstanding balances of the Term Loan, Tranche B Loan and Tranche C Loan in conjunction with the Hardware Business Disposition (refer to Note 5 in the notes to summarized financial information).

   Based on the Company's financial performance, the Revolver bears interest at prime plus 1/4% to 1 1/4% or London Interbank Offered Rate ("LIBOR") plus 1 1/2% to 2 3/4% and is subject to a nonuse fee of 30 to 50 basis points of the unused availability. On September 30, 1998, the Company's performance level resulted in borrowings under the Revolver bearing interest at prime plus 1/4% and LIBOR plus 1 1/2% and a nonuse fee of 30 basis points for the quarter ending December 31, 1998. The Second Amended and Restated Credit Agreement contains certain financial and nonfinancial covenants which the Company is required to meet on a quarterly basis. The financial covenants include minimum net worth and minimum earnings levels, and minimum ratios of interest coverage, fixed charges and debt to earnings before interest, taxes, depreciation and amortization. The Company also has certain limitations on the incurrence of additional debt, and has restrictions that limit dividends and distributions on the capital stock of the Company to an aggregate of $150 in any fiscal year.
At September 30, 1998, the Company was in compliance with all covenants under the Second Amended and Restated Credit Agreement. Substantially all of the Company's assets are pledged as collateral under the Second Amended and Restated Credit Agreement.

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

4)  Stock Options

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

    Stock option activity under the 1990 Stock Option Plan, the NED Stock Option Plan and non-employee director options granted prior to the approval of the NED Stock Option Plan for fiscal year 1999 is as follows:



                                                             Weighted
                                                             average
                                                             exercise
                                               Shares         price
                                               ---------    ----------
Outstanding at March 31, 1998                  1,107,750         $6.42
Granted                                          149,750        $11.59
Exercised                                        (89,033)        $6.29
Terminated                                       (29,750)        $8.27
Expired                                              ---           ---
                                               ---------
Outstanding at September 30, 1998              1,138,717         $7.06
                                               =========    ==========



    At September 30, 1998, 1,087,717 of the 1,138,717 options outstanding were issued under the 1990 Stock Option Plan and have exercise prices between $4.88 and $11.81 per share. The remaining 51,000 options were issued under the NED Stock Option Plan, or are non-employee director options granted prior to the approval of the NED Stock Option Plan, and have exercise prices between $8.13 and $10.63 per share.

5)  Dispositions

   On January 13, 1998, the Company completed the disposition of substantially all of the assets and certain liabilities of its hardware companies and PacAero unit (the "Hardware Business") to two wholly-owned subsidiaries of AlliedSignal Inc. (the "Buyers") in exchange for unregistered shares of AlliedSignal Inc. common stock with an aggregate value equal to $369,000 (the "Hardware Business Disposition"). The determination of the number of AlliedSignal Inc. shares received by the Company was based on the average closing price of such stock on the New York Stock Exchange for a period of twenty days preceding the closing. The Hardware Business consisted of the following companies: Adams Industries, Inc., Aerospace Bearing Support, Inc., Aircraft Bearing Corporation, Banner Distribution, Inc., Burbank Aircraft Supply, Inc., Harco, Inc., PB Herndon Aerospace, Inc. (which collectively comprise the Company's Hardware Business), Banner Aerospace Services, Inc. (which transferred only those assets related to the Hardware Business) and PacAero. The purchase price received for the Hardware Business was based on the consolidated net worth as reflected on an estimated closing date balance sheet for the assets (and liabilities) conveyed by the Hardware Business to the Buyers. In fiscal 1999, the final closing date balance sheet was completed with no change in purchase price proceeds. The assets transferred to the Buyers consisted primarily of the Company's Hardware Business, which included the distribution of bearings, nuts, bolts, screws, rivets and other types of fasteners, and its PacAero unit. Approximately $194,000 of the common stock received from the Buyers was used to repay outstanding term loans and a portion of the revolver balance of the Company's subsidiaries, and related fees. The remaining investment in AlliedSignal Inc. common stock has been accounted for as a current available-for-sale security at September 30, 1998 (previously classified as non-current) and the Company recorded in stockholders' equity unrealized holding losses since inception of $5.6 million or $1.14 per share, net of tax benefits, from the decline in the market value of the AlliedSignal Inc. common stock since January 13, 1998. The Company effected the Hardware Business Disposition to concentrate its efforts on the rotables and jet engine businesses and because the Hardware Business Disposition presented a unique opportunity to realize a significant return. As a result of the Hardware Business Disposition and the repayment of outstanding term loans and a portion of the revolver balance, the Company recorded non-recurring income of $124,041 for the twelve months ended March 31, 1998.

   On January 2, 1998, the Company disposed of BAI, Inc. ("BAI") through a stock purchase agreement. The Company did not realize a material gain on the transaction.

   The following unaudited pro forma table illustrates consolidated net sales, operating income, net income, net income available for common shareholders and earnings per common share of the Company's operations, on a pro forma basis for the six and three months ended September 30, 1997 to give effect of the Hardware Business Disposition and the disposition of BAI. The unaudited pro forma consolidated financial information is based on the historical financial information of the Company for the six and three months ended September 30, 1997. The unaudited pro forma consolidated financial information is presented for informational purposes only and is not necessarily indicative of what earnings and results of operations would have been had the Hardware Business Disposition and the disposition of BAI occurred at the beginning of the period presented, nor is such information intended necessarily to be indicative of the future results of operations that may occur.

                  UNAUDITED SUPPLEMENTAL PRO FORMA INFORMATION



                                                    For the Six        For the Three
                                                    Months Ended        Months Ended
                                                   September 30,       September 30,
 (In thousands, except per share data)                  1997                1997
                                                   --------------      --------------

 Net sales                                         $      109,977      $       56,435
                                                   ==============      ==============
 Operating income                                  $        5,464      $        2,701
                                                   ==============      ==============
 Net income                                        $        3,283      $        1,621
                                                   ==============      ==============
 Net income available for common
   shareholders                                    $        2,594      $          981
                                                   ==============      ==============
 Earnings per common share - basic                 $         0.11      $         0.04
                                                   ==============      ==============

6)  Related Party Transactions

   On July 7, 1998, the Company's Board of Directors announced its approval of the purchase by the Company of up to 2.5 million shares of class A common stock of Fairchild through open market purchases. The purchases by the Company will be made from time to time depending on the market price of Fairchild stock, and may be subject to the requirement of obtaining the consent of the Company's senior lenders. Shares of Fairchild stock purchased by the Company may not be sold unless they are registered on a registration statement (or are sold pursuant to any applicable exemption under securities laws). The Company has the right to demand that Fairchild register such shares in order for the Company to sell them. During the three month period ended September 30, 1998, the Company purchased 940,800 shares of Fairchild stock at an average purchase price of $19.83. As of November 6, 1998, the Company had purchased 1,246,400 shares of Fairchild stock at an average purchase price of $17.79. At September 30, 1998, such shares were treated as non-current available-for-sale securities and the Company recorded in stockholders' equity unrealized holding losses since inception of $3.3 million or $3.48 per share, net of tax benefits, from the decline in the market value of the Fairchild stock.

   On May 11, 1998, Fairchild commenced an offer to exchange (the "Exchange Offer"), for each properly tendered share of Common Stock of the Company, a number of shares of Fairchild's class A common stock, par value $0.10 per share, equal to the quotient of $12.50 divided by $20.675 up to a maximum of 4,000,000 shares of the Company's Common Stock. The Exchange Offer expired on June 9, 1998. As such, 3,659,424 shares of the Company's Common Stock were validly tendered for exchange and Fairchild issued 2,212,469 shares of Fairchild class A common stock to the tendering shareholders. As a result of the Exchange Offer, Fairchild's beneficial ownership of the Company's Common Stock increased to 83.2%. Fairchild's current beneficial ownership is approximately 85.4%

   On May 23, 1997, the Company granted all of its stockholders certain rights to purchase Series A Convertible Paid-in-Kind Preferred Stock, $.01 par value. On June 19, 1997, the Company issued Fairchild 3,085,885 shares of Preferred Stock for $28,390.

   The Company entered into a Stock Exchange Agreement with Fairchild, effective May 12, 1997, pursuant to which the Company could acquire Fairchild Scandinavian Bellyloading Company AB ("1FSBC") from Fairchild in exchange for 230,000 shares of Common Stock initially. This transaction was approved by a special committee of the Board of Directors, and was approved by the Company's stockholders at a meeting on June 18, 1997. Under the terms of the Stock Exchange Agreement, Fairchild could terminate the agreement if it sold FSBC to a third party by reason of an unsolicited offer, but Fairchild would be obligated to pay the Company a reasonable termination fee and the Company's out-of-pocket expenses. On July 1, 1997, Fairchild exercised its option to terminate the Stock Exchange Agreement. As a result, Fairchild paid the Company a termination fee of $300 and out of pocket expenses of $447, and also agreed to allow the Company to participate equally in future royalties from FSBC, if any. For the six months ended September 30, 1998, the Company recorded royalty income from FSBC of $202.

   On December 20, 1996, the Company entered into an unsecured subordinated loan agreement ("Subordinated Loan") with RHI Holdings, Inc. ("RHI"), which is a wholly-owned subsidiary of Fairchild. The purpose of the Subordinated Loan was to provide funds for acquisitions and working capital requirements of the acquired companies. The Subordinated Loan bore interest at 10.0% per annum for the period commencing on the date of the initial draw and continuing for a period of six months from the initial draw date. Thereafter, the Subordinated Loan bore interest at 11.2% per annum. The principal and accrued interest were deferred until the maturity date of November 15, 2003, subject to acceleration in certain events specified in the Subordinated Loan. A commitment fee of 1.5% per annum for six months from the initial draw date, and 3.0% per annum thereafter, was accrued and payable on the last day of each month, based on the balance outstanding. As of March 31, 1997, the Company borrowed $28,000 under the Subordinated Loan, to fund the purchase of PB Herndon Aerospace, Inc. and other working capital requirements. The Subordinated Loan was repaid in June 1997 as a result of the Preferred Stock issuance. Interest paid to RHI from December 1996 to June 1997 totaled $1,047.

7) Subsequent Event

   In November 1998, the Company committed to repurchase 606,822 shares of its convertible Preferred Stock (refer to Note 2 in the Notes to Summarized Financial Information) from an existing shareholder. The aggregate purchase price to be paid by the Company is approximately $4.7 million, or $7.75 per share. The Company's obligation under this commitment is conditioned upon the Board of Director's consent and consent from the Company's senior lenders. The closing date of such transaction is expected to be November 16, 1998.

                                     PART I
                      ITEM 2   MANAGEMENT'S DISCUSSION AND
           ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

SIX (6) MONTHS ENDED SEPTEMBER 30, 1998 AND 1997



                                               1998                     1997              Increase/(Decrease)
                                        ------------------      -------------------      ---------------------
(In thousands)                           $           %            $           %             $           %
                                        --------  --------      --------   --------      ----------   --------
Net sales                                105,566     100.0       239,844       100.0      (134,278)     (56.0)

Cost of goods sold                        83,138      78.8       172,340        71.9       (89,202)     (51.8)
                                        --------     -----      --------       -----     ----------     ------

 Gross profit                             22,428      21.2        67,504        28.1       (45,076)     (66.8)
Selling, general & administrative
 expenses                                 19,013      18.0        49,446        20.6       (30,433)     (61.5)
                                        --------     -----      --------       -----     ----------     ------

 Operating income                          3,415       3.2        18,058         7.5       (14,643)     (81.1)

Investment income                          2,570       2.4           ---         ---         2,570      100.0

Interest expense, net                      3,261       3.0         7,777         3.2        (4,516)     (58.1)
                                        --------     -----      --------       -----     ----------     ------

 Income before taxes                       2,724       2.6        10,281         4.3        (7,557)     (73.5)

Provision for taxes                          660       0.6         4,010         1.7        (3,350)     (83.5)
                                        --------     -----      --------       -----     ----------     ------

 Net income                                2,064       2.0         6,271         2.6        (4,207)     (67.1)
                                        ========     =====      ========       =====     ==========     ======


    Operating Results

    Net sales for the six months ended September 30, 1998 decreased $134.3 million, or 56.0%, from the comparable prior period. This decrease was the result of the Hardware Business Disposition, which accounted for approximately 50% of sales (see Note 5 in the notes to summarized financial information). Sales of rotables increased as a result of an increase in sales to commercial airlines and as a result of the Delta Contract. Sales from the Delta Contract for the six months ended September 30, 1998 were approximately $8.3 million compared to $2.4 million for the comparable period ended September 30, 1997. Sales of the engine group decreased slightly compared to the prior period, due primarily to decreased engine sales, partially offset by an increase in turbine parts and engine management sales.

    The gross profit percentage for the six months ended September 30, 1998 decreased to 21.2% compared to 28.1% for the prior period. This decrease was attributable primarily to the Hardware Business Disposition, which typically earned higher margins than the engine and rotables groups. Excluding the results of the Hardware Business, the gross profit percentage for the six months ended September 30, 1997 would have been 21.5%.

   Selling, general and administrative ("SG&A") expenses decreased $30.4 million, or 61.5%, in the six months compared to the prior year. Excluding the disposition, SG&A expenses would have been $18.2 million, or 16.5% of sales, compared to $19.0 million, or 18.0% of sales.

   The following unaudited pro forma table illustrates consolidated sales and operating income of the Company's operations, on a pro forma basis for the six months ended September 30, 1997 to give effect of the Hardware Business Disposition and the disposition of BAI. The unaudited pro forma consolidated financial information is based on the historical financial information of the Company for the six months ended September 30, 1997. The unaudited pro forma consolidated financial information is presented for informational purposes only and is not necessarily indicative of what the results of operations would have been had the Hardware Business Disposition and the disposition of BAI occurred at the beginning of the period presented, nor is such information intended necessarily to be indicative of the future results of operations that may occur.


                  UNAUDITED SUPPLEMENTAL PRO FORMA INFORMATION
                  FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1997




           (In thousands)             Amount        Percentage
                                   ------------    ------------
           Net sales               $    109,977           100.0%
           Cost of goods sold            86,321            78.5
                                   ------------    ------------
           Gross profit                  23,656            21.5
           Selling, general
             and administrative
             expenses                    18,192            16.5
                                   ------------    ------------
           Operating income        $      5,464             5.0%
                                   ============    ============


    Investment Income

    Investment income for the six months ended September 30, 1998 amounted to $2.6 million. The Company recorded no investment income in fiscal 1998. For the six months ended September 30, 1998, the Company recorded $1.5 million in dividend income as a result of shares of AlliedSignal Inc. common stock received from the Hardware Business Disposition, and $1.1 million related to the sale and subsequent marking to market of calls sold on the investment in AlliedSignal Inc. common stock. Through the end of October 1998, the Company had sold calls on over 2 million shares of its investment in AlliedSignal Inc. common stock for proceeds aggregating approximately $2.8 million.

    Interest Expense

    Interest expense for the six months ended September 30, 1998 decreased $4.5 million or 58.1% compared to the prior period. This decrease was the result of a decrease from $165.2 million in the average outstanding debt balance during the prior period, to $73.2 million in the current period. The Company utilized approximately $194 million of the proceeds received from the Hardware Business Disposition to reduce its debt. Interest expense also included the amortization of deferred loan costs and charges for nonuse fees, agency fees and compensating balances.

    Provision for Taxes

    The provision for taxes for the six months ended September 30, 1998 and 1997 amounted to $0.7 million and $4.0 million, respectively. The effective tax rate for the six months ended September 30, 1998 and 1997 was 24.2% and 39.0%, respectively. The decrease in the effective tax rate for the six months ended September 30, 1998 was due to the 70% exclusion permitted on dividend income earned from the investment in AlliedSignal Inc. common stock.

THREE (3) MONTHS ENDED SEPTEMBER 30, 1998 AND 1997



                                             1998                     1997              Increase/(Decrease)
                                         -----------------      --------------------    ---------------------
(In thousands)                              $         %            $            %            $           %
                                         ------    -------      -------     --------    ----------    -------
Net sales                                50,528      100.0      122,914        100.0       (72,386)     (58.9)

Cost of goods sold                       39,341       77.9       88,955         72.4       (49,614)     (55.8)
                                         ------    -------      -------     --------    ----------    -------

 Gross profit                            11,187       22.1       33,959         27.6       (22,772)     (67.1)
Selling, general & administrative
 Expenses                                 9,467       18.7       25,260         20.6       (15,793)     (62.5)
                                         ------    -------      -------     --------    ----------    -------

 Operating income                         1,720        3.4        8,699          7.0        (6,979)     (80.2)

Investment income                         1,832        3.6          ---          ---         1,832      100.0

Interest expense, net                     1,932        3.8        3,745          3.0        (1,813)     (48.4)
                                         ------    -------      -------     --------    ----------    -------

 Income before taxes                      1,620        3.2        4,954          4.0        (3,334)     (67.3)

Provision for taxes                         410        0.8        1,930          1.6        (1,520)     (78.8)
                                         ------    -------      -------     --------    ----------    -------

 Net income                               1,210        2.4        3,024          2.4        (1,814)     (60.0)
                                         ======    =======      =======     ========    ==========    =======


    Operating Results

    Net sales for the three months ended September 30, 1998 decreased $72.4 million, or 58.9%, from the comparable prior period. This decrease was the result of the Hardware Business Disposition, which accounted for approximately 50% of sales (see Note 5 in the notes to summarized financial information). Sales of rotables increased as a result of an increase in sales to commercial airlines and as a result of an exclusive three-year agreement between Solair, Inc. ("Solair") and Delta Air Lines ("Delta") which commenced in August 1997 ("Delta Contract"). Sales from the Delta Contract for the three months ended September 30, 1998 were approximately $4.6 million compared to $2.4 million for the comparable period ended September 30, 1997. The Delta Contract designates Solair as Delta's sole source supplier of airframe material, including rotables, repairables and expendables, from the surplus market. In addition, the Delta Agreement contemplates a consignment arrangement between Delta and Solair whereby Solair will remarket Delta's excess inventory. This consignment arrangement has yet to be completed. Sales of the engine group decreased slightly compared to the prior period, due primarily to decreased engine sales, partially offset by an increase in turbine parts and engine management sales.

    The gross profit percentage for the three months ended September 30, 1998 decreased to 22.1% compared to 27.6% for the prior period. This decrease was attributable primarily to the Hardware Business Disposition, which typically earned higher margins than the engine and rotables groups. Excluding the results of the Hardware Business, the gross profit percentage for the three months ended September 30, 1997 would have been 21.0%.

   Selling, general and administrative ("SG&A") expenses decreased $15.8 million or 62.5% in the three months compared to the prior year. Excluding the dispositions, SG&A expenses would have been $9.2 million, or 16.2% of sales, compared to $9.5 million, or 18.7% of sales.

   The following unaudited pro forma table illustrates consolidated sales and operating income of the Company's operations, on a pro forma basis for the three months ended September 30, 1997, to give effect to the Hardware Business Disposition and the disposition of BAI. The unaudited pro forma consolidated financial information is based on the historical financial information of the Company for the three months ended September 30, 1997. The unaudited pro forma consolidated financial information is presented for informational purposes only and is not necessarily indicative of what the results of operations would have been had the Hardware Business Disposition and the disposition of BAI occurred at the beginning of the period presented, nor is such information intended necessarily to be indicative of the future results of operations that may occur.

                  UNAUDITED SUPPLEMENTAL PRO FORMA INFORMATION
                 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997




            (In thousands)            Amount         Percentage
                                   ------------     ------------
            Net sales              $     56,435            100.0%
            Cost of goods sold           44,573             79.0
                                   ------------     ------------
            Gross profit                 11,862             21.0
            Selling, general
              and administrative
              expenses                    9,161             16.2
                                   ------------     ------------
            Operating income       $      2,701              4.8%
                                   ============     ============



    Investment Income

    Investment income for the three months ended September 30, 1998 amounted to $1.8 million. The Company recorded no investment income in fiscal 1998. For the three months ended September 30, 1998, the Company recorded $0.7 million in dividend income as a result of shares of AlliedSignal Inc. common stock received from the Hardware Business Disposition, and $1.1 million related to the sale and subsequent marking to market of calls sold on the investment in AlliedSignal Inc. common stock.

    Interest Expense

    Interest expense for the three months ended September 30, 1998 decreased $1.8 million or 48.4% compared to the prior period. This decrease was the result of a decrease from $157.2 million in the average outstanding debt balance during the prior period, to $85.2 million in the current period. The Company utilized approximately $194 million of the proceeds received from the Hardware Business Disposition to reduce its debt. Interest expense also included the amortization of deferred loan costs and charges for nonuse fees, agency fees and compensating balances.

    Provision for Taxes

    The provision for taxes for the three months ended September 30, 1998 and 1997 amounted to $0.4 million and $1.9 million, respectively. The effective tax rate for the three months ended September 30, 1998 and 1997 was 25.3% and 39.0%, respectively. The decrease in the effective tax rate for the three months ended September 30, 1998 was due to the 70% exclusion permitted on dividend income earned from the investment in AlliedSignal Inc. common stock.

FINANCIAL CONDITION

    Liquidity

    The following table presents certain liquidity ratios of the Company at September 30, 1998 and March 31, 1998.



                                                   September 30, 1998        March 31, 1998
                                                   -------------------       ---------------
    Current ratio                                        6.77:1                  2.68:1
    Debt to equity                                       0.41:1                  0.19:1


    The increased ratio of current assets to current liabilities from March 31, 1998 to September 30, 1998 is primarily the result of the reclassification of the investment in AlliedSignal Inc. common stock from non-current investments to current marketable securities. Based on the Company's review of its investment in AlliedSignal Inc. common stock, management believes that a current classification more appropriately reflects the increased probability that it will be liquidated within the next twelve months, subject to market conditions.

    At September 30, 1998, the Company had total debt outstanding of $97.5 million, all of which was borrowed under the Credit Agreement. As of September 30, 1998, the Second Amended and Restated Credit Agreement provided for up to $121.5 million of borrowings for working capital, capital expenditures and potential acquisitions, subject to certain conditions and a borrowing base. Cash flow from operations, along with funds available under the Second Amended and Restated Credit Agreement and proceeds from the liquidation of securities, should be adequate to finance the Company's operations in fiscal 1999 (refer to Note 3 in the notes to summarized financial information). The Company had no other material capital commitments or planned expenditures as of September 30, 1998.

    Net cash used for operating activities for the six months ended September 30, 1998 and 1997 amounted to $17.9 million and $31.0 million, respectively. The primary use of cash for operating activities for the six months ended September 30, 1998 was an increase in inventories, and a decrease in payables and accrued liabilities in the amount of $27.3 million and $19.1 million, respectively. The primary source of cash from operating activities for the six months ended September 30, 1998 was a decrease in receivables in the amount of $14.9 million. The increase in inventories was the result of an increase in anticipated sales volume. The decrease in receivables is due to several large collections since March 31, 1998. The primary source of cash from operating activities for the six months ended September 30, 1997 was an increase in payables and accrued liabilities in the amount of $3.4 million, along with scheduled depreciation and amortization expense of $2.7 million. The primary use of cash for operating activities for the six months ended September 30, 1997 was an increase in receivables and inventories in the amount of $21.0 million and $21.4 million, respectively.

    Net cash used for investing activities for the six months ended September 30, 1998 and 1997 was $31.2 million and $2.6 million, respectively. The primary use of cash for investing activities for the six months ended September 30, 1998 was the acquisition of investment securities. The primary use of cash for investing activities for the six months ended September 30, 1997 was capital expenditures, net of proceeds from the sale of fixed assets.

    Net cash provided by financing activities for the six months ended September 30, 1998 and 1997 was $49.2 million and $33.6 million, respectively. Net cash provided by financing activities for the six months ended September 30, 1998 was the result of net borrowings on the revolver to fund current working capital requirements. Net cash provided by financing activities for the six months ended September 30, 1997 was comprised of $33.9 million received from the preferred stock rights offering, and net borrowings of $31.6 million on the revolver, partially offset by repayment of $28.0 million of the subordinated loan with RHI (refer to Note 6 in the notes to summarized financial information).

    Factors That May Affect Future Results

    Certain information included above relating to expectations of cash flows and earnings constitute "forward-looking" statements, as that term is defined by the Securities and Exchange Commission in its rules, regulations and releases. The Company intends that such forward-looking statements be subject to the safe harbors created thereby. All forward-looking statements are based on current expectations regarding important risk factors. Accordingly, actual results may differ materially from those expressed in the forward-looking statements, and the making of such statements should not be regarded as a representation by the Company or any other person that the results expressed therein will be achieved.

    Year 2000

    As the end of the century nears, there is a widespread concern that many existing computer programs that use only the last two digits to refer to a year will not properly recognize a year that begins with the digits "20" instead of "19." If not corrected, many computer applications could fail, create erroneous results, or cause unanticipated systems failures, among other problems. The Company has begun to take appropriate measures to ensure that its information processing systems, embedded technology and other infrastructure will be ready for the Year 2000.

    The Company has retained both technical review and modification consultants to help it assess its Year 2000 readiness. Working with these consultants and other advisors, the Company has formulated a plan to address Year 2000 issues. Under this plan, the Company's systems are being modified or replaced, or will be modified or replaced, as necessary, to render them, as far as possible, Year 2000 ready. The Company expects to complete its preparations for Year 2000 by early 1999. The Company could be subject to liability to customers and other third parties if its systems are not Year 2000 compliant, resulting in possible legal actions for breach of contract, breach of warranty, misrepresentation, unlawful trade practices and other harm.

    In addition, the Company is continually attempting to assess the level of Year 2000 preparedness of its key suppliers, distributors, customers and service providers. To this end, the Company has sent, and will continue to send, letters, questionnaires and surveys to its significant business partners inquiring about their Year 2000 efforts. If a significant business partner of the Company fails to be Year 2000 compliant, the Company could suffer a material loss of business or incur material expenses.

    The Company is also developing and evaluating contingency plans to deal with events affecting the Company or one of its business partners arising from significant Year 2000 problems. These contingency plans include identifying alternative suppliers, distribution networks and service providers.

    Although the Company's Year 2000 assessment, implementation and contingency planning is not yet complete, the Company does not believe that Year 2000 issues will materially affect its business, results of operations or financial condition. However, the Company's Year 2000 efforts may not be successful in every respect. To date, the Company has incurred approximately $0.2 million in costs that are directly attributable to addressing Year 2000 issues. Management currently estimates that the Company will incur between $0.3 million and $0.4 million in additional costs during the next twelve months relating to the Year 2000 problem.

    Recently Issued Accounting Pronouncements

    In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 131 ("SFAS 131") "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 supersedes Statement of Financial Accounting Standards No. 14 "Financial Reporting for Segments of a Business Enterprise" and requires that a public company report certain information about its reportable operating segments in annual and interim financial reports. Generally, financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company currently operates in only one reportable segment and will adopt SFAS 131 in fiscal 1999. SFAS 131 need not be applied to interim financial statements in the initial year of application.

    In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132 ("SFAS 132") "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS 132 revises and improves the effectiveness of current note disclosure requirements for employers' pensions and other retiree benefits by requiring additional information to facilitate financial analysis and eliminating certain disclosures which are no longer useful. SFAS 132 does not address recognition or measurement issues. The Company will adopt SFAS 132 in fiscal 1999.

    In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 ("SFAS 133") "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes a new model for accounting for derivatives and hedging activities and supersedes and amends a number of existing accounting standards. It requires that all derivatives be recognized as assets and liabilities on the balance sheet and measured at fair value. The corresponding derivative gains or losses are reported based on the hedge relationship that exists, if any. Changes in the fair value of hedges that are not designated as hedges or that do not meet the hedge accounting criteria in SFAS 133 are required to be reported in earnings. Most of the general qualifying criteria for hedge accounting under SFAS 133 were derived from, and are similar to, the existing qualifying criteria in SFAS 80 "Accounting for Futures Contracts." SFAS 133 describes three primary types of hedge relationships: fair value hedge, cash flow hedge, and foreign currency hedge. SFAS 133 is required to be adopted by the Company in fiscal 2000, although, earlier application is permitted.

                                    Part II

                               OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         The Annual Meeting of Stockholders of the Company was held on September 18, 1998. Three proposals were put to vote: Proposal 1 - the election of nine directors for the ensuing year; Proposal 2 - the approval of the material terms of the performance goals for the fiscal 1999 incentive compensation award for the Company's Chief Executive Officer; and Proposal 3 - the approval of the Board of Director's selection of Arthur Anderson LLP as independent auditors. All of the above proposals were approved, as follows:



                                                                                BROKER        TOTAL
                             FOR        AGAINST      WITHHELD    ABSTAINED     NON-VOTES      VOTES
                         -----------------------------------------------------------------------------
 PROPOSAL 1:
 Michael T. Alcox        19,427,418             0      137,252            0            0    19,564,670
 Steven L. Gerard        19,427,418             0      137,252            0            0    19,564,670
 Charles M. Haar         19,427,018             0      137,652            0            0    19,564,670
 Philippe Hercot         19,427,418             0      137,252            0            0    19,564,670
 Michael D. Herdman      19,427,418             0      137,252            0            0    19,564,670
 Warren D. Persavich     19,427,418             0      137,252            0            0    19,564,670
 Dr. Eric I. Steiner     19,427,418             0      137,252            0            0    19,564,670
 Jeffrey J. Steiner      19,427,418             0      137,252            0            0    19,564,670
 Leonard Toboroff        19,427,418             0      137,252            0            0    19,564,670
 PROPOSAL 2              18,450,070       405,165        2,204            0      707,231    19,564,670
 PROPOSAL 3              19,457,674       106,001          995            0            0    19,564,670


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

         Mr. Steiner has been cited by a French prosecutor to appear on November 23, 1998, before the Tribunal de Grande Instance de Paris, to answer a charge of knowingly benefiting in 1990, from a misuse by Mr. Bidermann of corporate assets of Societe Generale Mobiliere et Immobiliere, a French corporation in which Mr. Bidermann is believed to have been the sole shareholder.

Item 6.  Exhibits and Reports on Form 8-K
         (a)     Exhibits
                 *10 (i) Registration Rights Agreement by and between The Fairchild Corporation and Banner Aerospace, Inc., dated as of July 7, 1998

                 *27      Financial Data Schedule (For SEC Use Only)

         (b)     Reports on Form 8-K

                 There have been no reports on Form 8-K filed during the quarter.

-----------
* Filed herewith

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

                                                            BANNER AEROSPACE, INC.



                                                            By       /S/ WARREN D. PERSAVICH
                                                            ----------------------------------
                                                                     Warren D. Persavich
                                                                     Senior Vice President
                                                                     Chief Operating Officer



                                                            By       /S/ EUGENE W. JURIS
                                                            ----------------------------------
                                                                     Eugene W. Juris
                                                                     Vice President
                                                                     Chief Financial Officer


Dated:  November 12, 1998