Form 10-K/A
period 1998-03-31
BANNER AEROSPACE INC
filed 1999-01-20
CIK 863445

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MARCH 31, 1998         COMMISSION FILE NUMBER 1-10561

                             BANNER AEROSPACE, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          DELAWARE                                   95-2039311
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization )

        45025 AVIATION DRIVE
             SUITE 300
             DULLES, VA                                      20166
(Address of principal executive offices)                  (Zip code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (703) 478-5790

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                          NAME OF EACH EXCHANGE
       TITLE OF CLASS                                      ON WHICH REGISTERED
       --------------                                      -------------------
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

                              Yes [x] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    Aggregate market value of the voting stock held by nonaffiliates of the registrant based on the closing price at which stock was sold on the New York Stock Exchange on January 14, 1999 was approximately $37.4 million.

                                                      SHARES OUTSTANDING
                     TITLE OF CLASS                 AS OF JANUARY 14, 1999
                     --------------                 ----------------------
                     Common Stock ........................21,535,295

                                    AMENDMENT

    The primary purpose of this Amendment is to amend Part II, Item 8 of the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1998 to include subsequent event disclosures in the Notes To Consolidated Financial Statements regarding: (i) the sale of a significant wholly owned subsidiary and,
(ii) a claim against the Company in connection with the disposition of the Hardware Business on January 13, 1998.

                                     PART II

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                     BANNER AEROSPACE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                             MARCH 31, 1998 AND 1997

(IN THOUSANDS)

                                                                                     1998            1997
                                                                                -------------  --------------
                             ASSETS

Current Assets:
    Receivables, less allowances of $2,881 in 1998 and $4,420 in 1997           $     48,046    $     64,382
    Inventories                                                                      122,236         253,781
    Future tax benefits                                                                  ---          11,307
    Other                                                                             29,741          11,375
                                                                                -------------  --------------
                                                                                     200,023         340,845
                                                                                -------------  --------------
Property, Plant and Equipment, at cost:
   Land                                                                                   15             453
   Buildings and improvements                                                          2,430           9,519
   Machinery and equipment                                                             8,056          19,408
                                                                                -------------  --------------
                                                                                      10,501          29,380
   Accumulated depreciation                                                           (6,008)        (14,046)
                                                                                -------------  --------------
                                                                                       4,493          15,334
                                                                                -------------  --------------

Other Assets:
  Investments                                                                        206,626             ---
  Cost in excess of net tangible assets of purchased businesses, net                  12,292          33,003
  Other                                                                                1,776           4,719
                                                                                -------------  --------------
                                                                                     220,694          37,722
                                                                                -------------  --------------
Total assets                                                                    $    425,210    $    393,901
                                                                                =============  ==============

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                     BANNER AEROSPACE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                             MARCH 31, 1998 AND 1997

(IN THOUSANDS)


                                                                                     1998               1997
                                                                               ----------------  -----------------
                     LIABILITIES AND STOCKHOLDERS' EQUITY

 Current Liabilities:
    Current maturities of long-term debt                                        $          ---     $          301
    Accounts payable                                                                    27,431             38,864
    Accrued salaries                                                                     2,568              5,968
    Other                                                                               44,626             25,054
                                                                               ----------------  -----------------
                                                                                        74,625             70,187
                                                                               ----------------  -----------------

Long-Term Liabilities:
  Long-term debt, less current maturities                                               48,900            165,148
  Deferred federal and state income tax                                                 41,194                ---
  Other                                                                                  2,381              8,371
                                                                               ----------------  -----------------
                                                                                        92,475            173,519
                                                                               ----------------  -----------------
Total  liabilities                                                                     167,100            243,706
                                                                               ----------------  -----------------
Stockholders' Equity:
   Preferred stock; $.01 par value, 10,000 shares authorized, 3,810 issued and outstanding at March 31, 1998 and no shares authorized, issued and
     outstanding at March 31, 1997                                                          38                ---
   Common stock; $1.00 par value, 50,000 shares authorized, 23,642 shares issued, 21,395 shares outstanding at March 31, 1998 and 30,000
     shares authorized, 23,420 shares issued and outstanding at March 31, 1997          23,642             23,420
   Less: Treasury stock at cost,  2,247 shares held in treasury at March
     31, 1998                                                                          (23,331)               ---
   Paid-in capital                                                                     150,460            113,236
   Retained earnings                                                                    93,046             13,539
   Accumulated other comprehensive income                                               14,255                ---
                                                                               ----------------  -----------------
                                                                                       258,110            150,195
                                                                               ----------------  -----------------
 Total liabilities and stockholders' equity                                     $      425,210     $      393,901
                                                                               ================  =================



The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                     BANNER AEROSPACE, INC. AND SUBSIDIARIES

                         CONSOLIDATED INCOME STATEMENTS

            FOR THE FISCAL YEARS ENDED MARCH 31, 1998, 1997 AND 1996

 (IN THOUSANDS EXCEPT PER SHARE DATA)


                                                                      1998               1997             1996
                                                                ---------------   ----------------   ---------------
Net sales                                                       $      420,323     $      389,111    $     287,880
                                                                ---------------   ----------------   ---------------
Cost of goods sold                                                     305,385            279,041          209,609
Selling, general and administrative                                     87,296             84,557           64,704
                                                                ---------------   ----------------   ---------------
Operating income                                                        27,642             25,513           13,567
Non-recurring income                                                   124,041                ---              ---
Interest expense, net                                                  (13,960)           (13,090)         (10,972)
                                                                ---------------   ----------------   ---------------
Income from operations before taxes on income                          137,723             12,423            2,595
Provision for taxes                                                     56,182              4,970            1,040
                                                                ---------------   ----------------   ---------------

Net income                                                      $       81,541     $        7,453    $       1,555
                                                                ---------------   ----------------   ---------------
Preferred stock dividends                                               (2,034)               ---              ---
                                                                ---------------   ----------------   ---------------

Net income available to common shareholders                     $       79,507     $        7,453    $       1,555
                                                                ===============   ================   ===============

Basic earnings per common share                                 $         3.46     $         0.32    $        0.09
                                                                ===============   ================   ===============
Diluted earnings per common share                               $         3.10     $         0.31    $        0.08
                                                                ===============   ================   ===============
Weighted average number of shares outstanding - basic                   22,995             23,408           18,283
Weighted average number of shares outstanding - diluted                 26,333             23,673           18,296

Net income                                                      $       81,541     $        7,453    $       1,555
Other comprehensive income:
Unrealized gain on available-for-sale securities (net of tax
     of $9,113)                                                         14,255                ---              ---
                                                                ---------------   ----------------   ---------------
Comprehensive income                                            $       95,796     $        7,453    $       1,555
                                                                ===============   ================   ===============



The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                     BANNER AEROSPACE, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

            FOR THE FISCAL YEARS ENDED MARCH 31, 1998, 1997 AND 1996

(IN THOUSANDS)




                                     PREFERRED        COMMON         TREASURY        PAID-IN
                                       STOCK           STOCK          STOCK          CAPITAL
                                    ------------    ------------   -------------   ------------
BALANCE, MARCH 31, 1995              $      ---      $   18,002     $       ---     $   84,971
   Exercise of stock options                ---               4             ---             17
   Acquisition of Harco                     ---           5,387             ---         28,136
   Net income                               ---             ---             ---            ---
                                    ------------    ------------   -------------   ------------
BALANCE, MARCH 31, 1996                     ---          23,393             ---        113,124
   Exercise of stock options                ---              27             ---            112
   Net income                               ---             ---             ---            ---
                                    ------------    ------------   -------------   ------------
BALANCE, MARCH 31, 1997                     ---          23,420             ---        113,236
   Issuance of preferred stock               37             ---             ---         33,839
   Exercise of stock options                ---             218             ---          1,135
   Purchase of common stock                 ---             ---         (23,331)           ---
   Conversion of stock                      ---               4             ---             (4)
   Acceleration of stock option
      vesting                               ---             ---             ---            221
   Unrealized holding gain from
      available-for-sale securities         ---             ---             ---            ---
   Dividends                                  1             ---             ---          2,033
   Net income                               ---             ---             ---            ---
                                    ------------    ------------   -------------   ------------
BALANCE, MARCH 31, 1998              $       38      $   23,642     $   (23,331)    $  150,460
                                    ============    ============   =============   ============



                                                      ACCUMULATED
                                                         OTHER
                                     RETAINED        COMPREHENSIVE
                                     EARNINGS            INCOME             TOTAL
                                    ------------   -------------------   -------------
BALANCE, MARCH 31, 1995              $    4,531        $          ---    $    107,504
   Exercise of stock options                ---                   ---              21
   Acquisition of Harco                     ---                   ---          33,523
   Net income                             1,555                   ---           1,555
                                    ------------   -------------------   -------------
BALANCE, MARCH 31, 1996                   6,086                   ---         142,603
   Exercise of stock options                ---                   ---             139
   Net income                             7,453                   ---           7,453
                                    ------------   -------------------   -------------
BALANCE, MARCH 31, 1997                  13,539                   ---         150,195
   Issuance of preferred stock              ---                   ---          33,876
   Exercise of stock options                ---                   ---           1,353
   Purchase of common stock                 ---                   ---         (23,331)
   Conversion of stock                      ---                   ---             ---
   Acceleration of stock option
      vesting                               ---                   ---             221
   Unrealized holding gain from
      available-for-sale securities         ---                14,255          14,255
   Dividends                             (2,034)                  ---             ---
   Net income                            81,541                   ---          81,541
                                    ------------   -------------------   -------------
BALANCE, MARCH 31, 1998             $    93,046      $         14,255    $    258,110
                                    ============   ===================   =============

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                     BANNER AEROSPACE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE FISCAL YEARS ENDED MARCH 31, 1998, 1997 AND 1996

(IN THOUSANDS)                                                     1998               1997               1996
                                                            ----------------   ----------------   ----------------
CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES
  Net income                                                $        81,541    $         7,453    $         1,555
  Adjustments to reconcile net income to net cash provided
      by (used for) operating activities:
      Depreciation and amortization                                   4,951              4,795              3,435
      Gain on disposition of businesses                            (124,041)               ---                ---
      Change in receivables                                         (37,880)            (5,599)            (16,270)
      Change in inventories                                         (56,206)           (37,519)            (17,513)
      Change in payables and accrued liabilities                     18,717              3,492              33,294
      Change in other accounts                                       27,881             (5,314)             (1,817)
                                                            ----------------   ----------------   ----------------
       Net cash provided by (used for) operating activities         (85,037)           (32,692)             2,684
                                                            ----------------   ----------------   ----------------

CASH FLOWS USED FOR INVESTING ACTIVITIES:
   Acquisition of property, plant and equipment                      (4,587)            (4,600)            (8,505)
   Business acquisitions, net of cash acquired                          ---            (15,789)               ---
                                                            ----------------   ----------------   ----------------
       Net cash used for investing activities                        (4,587)           (20,389)            (8,505)
                                                            ----------------   ----------------   ----------------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
   Proceeds from borrowings                                         112,775            103,000             78,600
   Repayments of debt                                               (35,049)           (50,058)           (74,750)
   Proceeds from issuance of preferred stock                         33,876                ---                ---
   Purchase of treasury stock                                       (23,331)               ---                ---
   Exercise of stock options                                          1,353                139                 21
                                                            ----------------   ----------------   ----------------
         Net cash provided by  financing activities:                 89,624             53,081              3,871
                                                            ----------------   ----------------   ----------------
NET INCREASE (DECREASE) IN CASH                                         ---                ---             (1,950)
CASH, BEGINNING OF PERIOD                                               ---                ---              1,950
                                                            ----------------   ----------------   ----------------
CASH, END OF PERIOD                                         $           ---    $           ---    $           ---
                                                            ================   ================   ================
SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid                                             $        13,543    $        11,326    $         8,504
  Income taxes paid (net of refunds)                                  5,649              6,854              2,188

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                     BANNER AEROSPACE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)

1.   SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES:.

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

Fiscal Year

    The fiscal year ("fiscal") of the Company ends March 31. All references herein to "1998," "1997" and "1996" means the fiscal years ended March 31, 1998, 1997 and 1996.

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

     Major classes of assets and their depreciable lives are as follows:

 Buildings and improvements....................10-33 1/3 Years
 Machinery and equipment.......................3-10 Years

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

Long-Lived Assets

     In fiscal 1997, the Company adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. The Company reviews its long-lived assets, including property, plant and equipment, identifiable intangibles and goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets the Company evaluates the probability that future undiscounted net cash flows will be less than the carrying amount of the assets. Impairment is measured based on the difference between the carrying amount of the assets and fair value. The implementation of SFAS 121 did not have a material effect on the Company's consolidated results of operations.

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

(In thousands, except per share data)
For the year ended March 31,

Basic earnings per common share:                                                       1998                 1997
                                                                                -----------------   ------------------
Net income available to common shareholders                                     $         79,507    $           7,453
Weighted average shares outstanding                                                       22,995               23,408
                                                                                -----------------   ------------------
Basic earnings per common share                                                 $           3.46    $            0.32
                                                                                =================   ==================

Diluted earnings per common share:

Net income                                                                      $         81,541    $           7,453
Weighted average shares outstanding                                                       22,995               23,408
Incremental shares due to assumed conversion of preferred stock                            2,975                  ---
Incremental shares due to assumed exercise and repurchase of stock options                   363                  265
                                                                                -----------------   ------------------
                                                                                          26,333               23,673
                                                                                -----------------   ------------------
Diluted earnings per common share                                               $           3.10    $            0.31
                                                                                =================   ==================


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

2.   DISPOSITIONS:

     On January 13, 1998, the Company completed the disposition of substantially all of the assets and certain liabilities of its hardware companies and PacAero unit (the "Hardware Business") to two wholly-owned subsidiaries of AlliedSignal Inc. (the "Buyers") in exchange for unregistered shares of AlliedSignal Inc. common stock with an aggregate value equal to $369,000 (the "Hardware Business Disposition"). The determination of the number of AlliedSignal Inc. shares received by the Company was based on the average closing price of such stock on the New York Stock Exchange for a period of twenty days preceding the closing. The Hardware Business consisted of the following companies: Adams Industries, Inc., Aerospace Bearing Support, Inc., Aircraft Bearing Corporation, Banner Distribution, Inc., Burbank Aircraft Supply, Inc., Harco, Inc., PB Herndon Aerospace, Inc. (which collectively comprise the Company's hardware business), Banner Aerospace Services, Inc. (which transferred only those assets related to the Hardware Business) and PacAero. The purchase price received for the Hardware Business was based on the consolidated net worth as reflected on an estimated closing date balance sheet for the assets (and liabilities) conveyed by the Hardware Business to the Buyers. Such estimated closing date balance sheet is subject to review by the parties, and the purchase price will be adjusted (up or down) based on the net worth as reflected on the final closing date balance sheet. The assets transferred to the Buyers consist primarily of the Company's hardware business, which includes the distribution of bearings, nuts, bolts, screws, rivets and other types of fasteners, and its PacAero unit. Approximately $194,000 of the common stock received from the Buyers was used to repay outstanding term loans and a portion of the revolver balance of the Company's subsidiaries and related fees. The remaining investment in AlliedSignal common stock has been accounted for as an available-for-sale security. The Company effected the Hardware Business Disposition to concentrate its efforts on the rotables and jet engine businesses and because the Hardware Business Disposition presented a unique opportunity to realize a significant return. As a result of the Hardware Business Disposition and the repayment of outstanding term loans and a portion of the revolver balance, the Company recorded non-recurring income of $124,041 for the twelve months ended March 31, 1998.

     On January 2, 1998, the Company disposed of BAI, Inc. ("BAI") through a stock purchase agreement. The Company did not realize a material gain on the transaction.

     The following unaudited pro forma table illustrates consolidated sales and operating income of the Company's operations, on a pro forma basis for the twelve months ended March 31, 1998, 1997 and 1996 to give effect to the disposition of substantially all of the assets and certain liabilities of the Hardware Business and BAI for the past three years. The unaudited pro forma consolidated financial information is based on the historical financial information of the Company for the twelve months ended March 31, 1998, 1997 and 1996. The unaudited pro forma consolidated financial information is presented for informational purposes only and is not necessarily indicative of what earnings and results of operations would have been had the Company disposed of the Hardware Business and BAI at the beginning of the periods presented, nor is such information intended necessarily to be indicative of the future results of operations that may occur.

                  UNAUDITED SUPPLEMENTAL PRO FORMA INFORMATION
            FOR THE FISCAL YEARS ENDED MARCH 31, 1998, 1997 AND 1996

                                     1998               1997              1996
                               ---------------   ----------------   ------------------
(In thousands)
Net sales                      $       212,757    $      162,737     $        125,737
Cost of goods sold                     164,283           125,728               98,879
                               ----------------   ---------------    -----------------
Gross profit                            48,474            37,009               26,858
Selling, general and
   administrative                       37,420            31,623               26,778
                               ----------------   ---------------    -----------------
Operating income               $        11,054    $        5,386     $             80
                               ================   ===============    =================



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

4.   NOTES PAYABLE AND LONG-TERM DEBT:

     At March 31, 1998 and 1997, notes payable and long-term debt consisted of the following:

                                                                                     Weighted Average
                                                                                      Interest Rates
                                                                                 --------------------------
                                               1998               1997              1998           1997
                                          ----------------   ----------------    ------------   -----------
Senior Bank Loans:
     Term                                 $           ---    $       114,350            9.3%          9.2%
     Revolver                                      48,900             19,900            9.3%          9.2%
Subordinated debt                                     ---             28,000            8.4%          8.4%
Other debt                                            ---              2,419            7.5%          7.0%
Capital leases                                        ---                780            8.2%          8.4%
                                          ----------------   ----------------    -----------    ----------
                                                   48,900            165,449            9.3%          9.1%
                                                                                 ============   ===========
Less: Current maturities                              ---                301
                                          ----------------   ----------------
Net long-term debt                        $       $48,900    $      $165,148
                                          ================   ================


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

5.   INCOME TAXES:

     The components of income tax expense (benefit) for the fiscal years ended March 31, 1998, 1997 and 1996 were as follows:


                                                  1998             1997            1996
                                             ---------------  ---------------  --------------
Current:
     Federal                                 $       2,842    $       6,896    $       3,261
     State                                             499            1,130              150
     Foreign                                           340              240              100
                                             --------------   --------------   --------------
                                                     3,681            8,266            3,511
                                             --------------   --------------   --------------
Deferred:
     Federal                                        49,548           (3,296)          (2,471)
     State                                           2,953              ---              ---
                                             --------------   --------------   --------------
                                                    52,501           (3,296)          (2,471)
                                             --------------   --------------   --------------
     Total income tax expense                $      56,182    $       4,970    $       1,040
                                             ==============   ==============   ==============



     The following is a reconciliation of the Federal income tax at the statutory rate to income tax expense (benefit) from operations for the fiscal years ended March 31, 1998, 1997 and 1996:


                                                  1998             1997            1996
                                             ---------------  ---------------  --------------
Federal income tax at the statutory rate     $      48,202    $       4,348    $         880
Goodwill amortization                                  345              318              200
Foreign Sales Corporation                             (372)            (456)            (200)
State taxes                                           (175)            (353)             (51)
Difference between book and tax basis of
   disposed subsidiaries                             4,634              ---              ---
Other, net                                            (244)            (257)             (39)
                                             --------------   --------------   --------------
Provision for income taxes                   $      52,390    $       3,600    $         790
                                             ==============   ==============   ==============

The net deferred tax assets (liabilities) consisted of the following components at March 31, 1998 and 1997:


                                                  1998             1997
                                             ---------------  ---------------
Deferred tax assets:
     Inventories                             $          ---   $        5,432
     Capital loss                                       354            2,787
     Accounts receivable                              1,737            2,206
     Compensation                                       603            1,036
     Other deferred tax assets, net                   3,042            2,888
                                             ---------------  ---------------
     Total deferred tax assets                        5,736           14,349
Valuation reserve                                       ---           (2,787)
Deferred tax liabilities:
     Difference between book and tax basis
       of investments                               (45,619)             ---
     Inventories                                     (1,241)             ---
     Other                                              (70)            (255)
                                             ---------------  ---------------
Total deferred tax liabilities                      (46,930)            (255)
                                             ---------------  ---------------
Net deferred tax assets (liabilities)        $      (41,194)  $       11,307
                                             ===============  ===============



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

For the fiscal year ended March 31, 1998                                 Quarters Ended
                                             June 30,          September 30,        December 31,        March 31,
                                               1997                1997                1997                1998
                                        ------------------  ------------------  ------------------   -----------------
Net sales                               $         116,930   $         122,914   $         119,614    $         60,865
Gross profit                                       33,545              33,959              35,869              11,565
Operating income                                    9,359               8,699               7,714               1,870
Net income                                          3,249               3,024               2,023              73,245
Basic earnings per common share         $            0.14   $            0.10   $            0.06    $           3.35
Diluted earnings per common share       $            0.14   $            0.11   $            0.06    $           2.82

For the fiscal year ended March 31, 1997                               Quarters Ended
                                            June 30,          September 30,       December 31,          March 31,
                                              1996                1996               1996                 1997
                                        ------------------  ------------------  ------------------   -----------------
 Net sales                              $          94,276   $          84,107   $          96,986    $        113,742
Gross profit                                       25,202              25,593              26,312              32,963
Operating income                                    4,859               5,981               6,073               8,600
Net income                                          1,317               1,664               1,613               2,859
Basic earnings per common share         $            0.06   $            0.07   $            0.07    $           0.12
Diluted earnings per common share       $            0.06   $            0.07   $            0.07    $           0.12

     Included in net income for the quarter ended March 31, 1998 is $124,041 of pre-tax non-recurring income from the Hardware Business Disposition.

9.   BUSINESS SEGMENTS:

     The Company operates in only one reportable business segment in accordance with SFAS 14.

     Export sales by geographic area for the fiscal years ended March 31, 1998, 1997 and 1996 were as follows:

                                                  1998             1997            1996
                                             ---------------  ---------------  --------------
Europe                                       $       52,817   $       34,922   $     29,797
Asia (excluding Japan)                               21,734           25,790         18,557
Canada                                               14,746           20,516         13,803
Japan                                                10,473           15,672         13,006
South America                                        10,211            4,013          3,950
Australia                                             2,632            7,044          5,585
                                             ---------------  ---------------  --------------
Other                                                 8,208            6,008          7,490
                                             ---------------  ---------------  --------------
                                             $      120,821   $      113,965   $     92,188
                                             ===============  ===============  ==============



     Operating margins attributable to foreign sales were not materially different from operating margins attributable to domestic sales.

10. VALUATION AND QUALIFYING ACCOUNTS AND RESERVES:

     Changes in the allowance for doubtful accounts for the fiscal years ended March 31, 1998, 1997 and 1996 were as follows:

                                                   1998                1997                 1996
                                             ------------------  ------------------   -----------------
Beginning balance                            $           4,420   $           3,257    $          2,432
   Charged to expense                                    1,328               2,009               1,990
   Write offs, net of recoveries                          (109)             (1,046)             (1,438)
   Other (a)                                            (2,758)                200                 273
                                             ------------------  ------------------   -----------------
Ending balance                               $           2,881   $           4,420    $          3,257
                                             ==================  ==================   =================


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

11.  LEASES:

     The Company leases certain of its facilities, equipment and engines under operating leases. The following represents future minimum operating lease commitments at March 31, 1998:

1999                                         $           3,999
2000                                                     3,691
2001                                                     3,422
2002                                                     2,702
2003 and thereafter                                      1,871
                                             ------------------
                                             $          15,685
                                             ==================


     Total rental expense for the fiscal years ended March 31, 1998, 1997 and 1996 was $2,764, $4,455 and $2,993, respectively.

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

     Stock option activity under the 1990 Stock Option Plan, the NED Stock Option Plan and non-employee director options granted outside a formal stock option plan is as follows:

                                               1998                        1997                          1996
                                     --------------------------  --------------------------    --------------------------
                                                    Weighted                     Weighted                     Weighted
                                                    Average                      Average                      Average
                                                    Exercise                     Exercise                     Exercise
                                        Shares       Price          Shares        Price          Shares        Price
                                     --------------------------  ---------------------------  ---------------------------
Outstanding at beginning of year        1,055,700        $5.82         696,700        $5.01         907,300        $5.20
Granted                                   363,000        $8.18         407,250        $7.19         275,000        $4.88
Exercised                               (217,617)        $6.22        (26,833)        $5.16         (4,200)        $5.13
Terminated                               (93,333)        $6.99        (21,417)        $6.17        (45,800)        $5.01
Expired                                       ---          ---             ---          ---       (435,600)        $5.33
                                     --------------------------  ---------------------------  ---------------------------
Outstanding at end of year              1,107,750        $6.42       1,055,700        $5.82         696,700        $5.01
                                     ==========================  ===========================  ===========================
Exercisable at end of year                606,854        $5.96         458,355        $5.44         221,819        $5.05
                                     ==========================  ===========================  ===========================
 Weighted average fair value of
  options granted                           $3.47                       $ 3.15                       $ 2.07
                                     =============               ==============               ==============


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

                                                  1998                   1997                   1996
                                           --------------------   --------------------   --------------------
Net income:
   As reported                             $            81,541    $             7,453    $             1,555
   Pro forma                               $            81,046    $             7,119    $             1,555
Basic earnings per common share:
   As reported                             $              3.46    $              0.32    $              0.09
   Pro forma                               $              3.44    $              0.31    $              0.09
Diluted earnings per common share:
   As reported                             $              3.10    $              0.31    $              0.09
   Pro forma                               $              3.08    $              0.30    $              0.09

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

14. EQUITY SECURITIES

     The Company had 21,393,809 shares of Common Stock outstanding at March 31, 1998. During fiscal 1998, 217,617 shares of Common Stock were issued as a result of stock option exercises. In January 1998, the Company repurchased 2,246,967 shares of Common Stock for a total cost of $23,331. This amount has been recorded as Treasury Stock in the accompanying consolidated financial statements.

     In June 1997, the Company's shareholders approved the following changes to the Company's capital structure: (i) the total number of shares of capital shares of capital stock which the Company has the authority to issue were increased from 30,000,000 to 60,000,000; (ii) the number of authorized shares of the Company's Common Stock were increased from 30,000,000 to 50,000,000; (iii) a new class of Preferred Stock, par value $.01 per share was created, and the Company was given the authority to issue 10,000,000 shares of such Preferred Stock (collectively, the "Charter Amendments"). In May 1997, and in conjunction with the Charter amendments, the Company issued rights to its existing shareholders pursuant to which each shareholder had the right to acquire one share of the newly established 7.5% convertible Preferred Stock for every 4.5 shares owned. On June 18, 1997, the Company received subscriptions for 3,710,955 shares of Preferred Stock of $34,100. The Preferred Stock is convertible into Common Stock on a one-to-one basis. In fiscal 1998, 3,549 shares of Preferred Stock had been converted to shares of Common Stock and 102,144 shares of Preferred Stock had been issued as Preferred Stock dividends. At March 31, 1998, 3,809,550 shares of Preferred Stock were outstanding.

15.  INVESTMENTS

     Long-term investments at March 31, 1998 consist of 4,919,664 shares of AlliedSignal common stock classified as available-for-sale securities, received as a result of the Hardware Business Disposition. The twenty-day average closing price used to determine the number of shares of AlliedSignal Inc. common stock which the Company received at closing was $37.25. At March 31, 1998, the market value of the AlliedSignal stock had appreciated to $42.00 per share. The increase in the market value resulted in total appreciation of $23,400 which was recorded net of a tax provision of $9,100 in retained earnings as accumulated other comprehensive income. Short-term investments consisting of 184,000 shares of other common stock with a market value of $1.03 at March 31, 1998 and classified as trading securities were deemed impaired as of March 31, 1998 and resulted in a loss from impairment of $190. Net investment loss has been included in selling, general and administrative expenses in the consolidated income statement. There were neither investments nor investment income in 1996. A summary of investments held by the Company follows:

                                                           1998                                 1997
                                             ---------------------------------    ---------------------------------
                                                Aggregate                           Aggregate
NAME OF ISSUER OR                                 Fair              Cost               Fair             Cost
  TYPE OF EACH ISSUE                              Value            Basis              Value             Basis
                                             ----------------  ---------------    ---------------  ----------------
Short-term investments:
  Common stock                               $             0   $         1,966   $         1,113   $         1,992
Long-term investments:
  Common stock                               $       206,626   $       183,257   $             0   $            0

Investment loss is summarized as follows:

                                                                            1998              1997
                                                                      ---------------   ---------------
Gross realized gain (loss) from sales                                 $            (3)  $             0
Change in unrealized holding gain (loss) from trading securities                 (901)             (879)
Gross realized loss from impairments                                             (190)                0
Dividend income                                                                   738                 0
                                                                      ---------------   ---------------
                                                                      $          (356)  $          (879)
                                                                      ===============   ===============

16.  SUBSEQUENT EVENTS

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

     On December 31, 1998, the Company consummated the sale of its wholly owned subsidiary, Solair, Inc. ("Solair") to Kellstrom Industries, Inc. ("Kellstrom") for approximately $57,000 in cash and a warrant to purchase 300,000 shares of common stock of Kellstrom. The purchase price for Solair is based on the consolidated net worth of Solair as of the closing date, subject to certain adjustments. The Company estimates it will record an after tax loss of approximately $12,500 at December 31, 1998.

     On January 12, 1999, the Company received a letter from AlliedSignal making indemnification claims against the Company for $18.9 million in connection with the disposition of the Hardware Business to AlliedSignal on January 13, 1998. Although the Company believes that the amount of such asserted claim is far in excess of any amount that AlliedSignal is entitled to recover from the Company, the Company is in the process of reviewing such claims and is unable to predict the ultimate outcome of such matter.

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

ARTHUR ANDERSEN LLP

Washington, D.C.

May 20, 1998 (Except with respect to the matters discussed in Note 16, as to which the date is January 14, 1999).

                                    SIGNATURE

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, "hereunto duly authorized".

BANNER AEROSPACE, INC.

Date:  January 20, 1999                 By: /s/ EUGENE W. JURIS
                                            -------------------
                                                 Eugene W. Juris
                                                 Vice President and
                                                 Chief Financial Officer
                                                 (Principal Financial Officer)