Form 10-Q
period 1998-12-31
BANNER AEROSPACE INC
filed 1999-02-12
CIK 863445

                                                         DRAFT 02/09/99 5:50 PM


                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)

    X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---------    EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 1998

                                       OR

---------    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

                            Commission File Number 1-10561

                                BANNER AEROSPACE, INC.
                ------------------------------------------------------
                (Exact name of Registrant as specified in its charter)

                  DELAWARE                                                                95-2039311
----------------------------------------------------------             ------------------------------------------------
     (State or other jurisdiction of                                         (I.R.S. Employer Identification No.)
      incorporation or organization)

45025 AVIATION DRIVE, SUITE 300
DULLES, VA                                                                                20166-7556
--------------------------------------------------                          --------------------------------------
(Address of principal executive offices)                                                  (Zip Code)


       Registrant's telephone number, including area code   (703) 478-5790
                                                            --------------


    Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         YES    X        NO
                             -------        ---------


    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                       Outstanding at
             Title of Class                           January 31, 1999
             --------------                           ----------------
      Common Stock, $1.00 Par Value                      21,540,795

                             BANNER AEROSPACE, INC.

                               TABLE OF CONTENTS




                                                                                                            Pages
                                                                                                            -----
Part I.  Financial Information:

         Item 1: Financial Statements

              Consolidated Balance Sheets as of December 31, 1998 and March 31, 1998........................   3-4

              Consolidated Statements of Income and Comprehensive Income for the Nine Months Ended
              December 31, 1998 and 1997....................................................................     5

              Consolidated Statements of Income and Comprehensive Income for the Three Months Ended
              December 31, 1998 and 1997....................................................................     6

              Consolidated Statements of Cash Flows for the Nine Months Ended December 31, 1998 and 1997....     7

              Notes to Summarized Financial Information ....................................................  8-11

         Item 2: Management's Discussion and Analysis of Results of Operations and Financial Condition...... 12-18

Part II. Other Information:

         Item 1: Legal Proceedings..........................................................................    19

         Item 5: Other Information..........................................................................    19

         Item 6: Exhibits and Reports on Form 8-K ..........................................................    19

                                     PART I
                         ITEM 1 -- FINANCIAL STATEMENTS

                      A. Summarized Financial Information

                    BANNER AEROSPACE, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      DECEMBER 31, 1998 AND MARCH 31, 1998


                                     ASSETS

(In thousands)                                                       (unaudited)
                                                                      December 31,            March 31,
CURRENT ASSETS:                                                           1998                   1998
--------------                                                    ------------------    -------------------
  Cash                                                            $            1,633    $               ---
  Marketable securities                                                      214,596                    ---
  Receivables, less allowances of $470 at December 31, 1998 and
    $2,881 at March 31, 1998                                                  18,334                 48,046
  Inventories                                                                 80,853                122,236
  Other current assets                                                        26,374                 29,741
                                                                  ------------------    -------------------

                                                                             341,790                200,023
                                                                  ------------------    -------------------
PROPERTY, PLANT AND EQUIPMENT (AT COST):
---------------------------------------

  Land                                                                            15                     15
  Buildings and improvements                                                   2,020                  2,430
  Machinery and equipment                                                      6,561                  8,056
                                                                  ------------------    -------------------
                                                                               8,596                 10,501
   Accumulated depreciation                                                   (5,164)                (6,008)
                                                                  ------------------    -------------------

                                                                               3,432                  4,493
                                                                  ------------------    -------------------
OTHER ASSETS:
------------

  Investments                                                                 39,110                206,626
  Cost in excess of net tangible assets of purchased
    businesses, net                                                            9,331                 12,292
  Other                                                                        1,483                  1,776
                                                                  ------------------    -------------------

                                                                              49,924                220,694
                                                                  ------------------    -------------------

TOTAL ASSETS                                                      $          395,146    $           425,210
                                                                  ==================    ===================





The accompanying notes to summarized financial information are an integral part of these consolidated balance sheets.

                    BANNER AEROSPACE, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      DECEMBER 31, 1998 AND MARCH 31, 1998


                      LIABILITIES AND STOCKHOLDERS' EQUITY

(In thousands)                                                       (unaudited)
                                                                      December 31,           March 31,
CURRENT LIABILITIES:                                                      1998                  1998
-------------------                                              -------------------    -------------------
 Accounts payable                                                $             7,288    $            27,431
 Accrued salaries                                                              1,500                  2,568
 Income taxes                                                                  8,234                  8,446
 Other current liabilities                                                    38,511                 36,180
                                                                 -------------------    -------------------

                                                                              55,533                 74,625
                                                                 -------------------    -------------------

LONG-TERM LIABILITIES:
---------------------
 Long-term debt                                                               50,600                 48,900
 Deferred federal and state income taxes                                      38,784                 41,194
 Other long-term liabilities                                                   2,830                  2,381
                                                                 -------------------    -------------------

                                                                              92,214                 92,475
                                                                 -------------------    -------------------

TOTAL LIABILITIES                                                            147,747                167,100
                                                                 -------------------    -------------------

STOCKHOLDERS' EQUITY:
--------------------
  Preferred stock, $0.01 par value per share, 10,000 shares
    authorized, 4,100 shares issued, 3,493 shares outstanding
    at December 31, 1998 and 3,810 shares issued and
    outstanding at March 31, 1998                                                 41                     38

  Common stock, $1.00 par value per share, 50,000 shares
    authorized, 23,732 shares issued, 21,485 shares
    outstanding at December 31, 1998 and 23,642 shares issued,
    21,395 shares outstanding at March 31, 1998                               23,732                 23,642

  Less:  treasury stock at cost, 2,247 common shares and 607 preferred shares held at December 31, 1998 and 2,247 common
    shares held at  March 31, 1998                                           (28,042)               (23,331)

  Paid-in capital                                                            152,906                150,460

  Retained earnings                                                           79,143                 93,046

  Cumulative other comprehensive income                                       19,619                 14,255
                                                                 -------------------    -------------------

TOTAL STOCKHOLDERS' EQUITY                                                   247,399                258,110
                                                                 -------------------    -------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $           395,146    $           425,210
                                                                 ===================    ===================





The accompanying notes to summarized financial information are an integral part of these consolidated balance sheets.

                    BANNER AEROSPACE, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
            FOR THE NINE (9) MONTHS ENDED DECEMBER 31, 1998 AND 1997

The consolidated income statements for the nine (9) months ended December 31, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year and are subject to audit at year end.

                                                                                       (unaudited)
                                                                                For the Nine Months Ended
(In thousands, except per share data)                                                  December 31,
                                                                         ----------------------------------------
                                                                                1998                   1997
                                                                         ----------------       -----------------
Net sales                                                                $       152,404        $        359,458

Cost of goods sold                                                               120,346                 256,085
                                                                         ----------------       -----------------

   GROSS PROFIT                                                                   32,058                 103,373

Selling, general and administrative expenses                                      26,366                  77,601
                                                                         ----------------       -----------------

   OPERATING INCOME                                                                5,692                  25,772

Non-recurring loss                                                                19,320                     ---

Investment income                                                                  1,197                     ---

Interest expense, net                                                              5,255                  12,178
                                                                         ----------------       -----------------

   INCOME  / (LOSS) BEFORE TAXES                                                 (17,686)                 13,594

Provision / (benefit) for taxes                                                   (5,750)                  5,300
                                                                         ----------------       -----------------

   NET INCOME / (LOSS)                                                   $       (11,936)       $          8,294
                                                                         ================       =================

Preferred stock dividends                                                          1,966                   1,377
                                                                         ----------------       -----------------


  NET INCOME / (LOSS) AVAILABLE FOR COMMON SHAREHOLDERS                  $       (13,902)       $          6,917
                                                                         ================       =================

Basic earnings / (loss) per common share                                 $         (0.65)       $           0.30
                                                                         ================       =================

Diluted earnings / (loss) per common share                               $         (0.65)       $           0.29
                                                                         ================       =================

Weighted average number of common shares - basic                                  21,458                  23,424
                                                                         ================       =================

Weighted average number of common shares - diluted                                21,458                  23,830
                                                                         ================       =================

Net income / (loss)                                                      $       (11,936)       $          8,294

Other comprehensive income:

Unrealized holding gain on available-for-sale securities, net
     of tax provision of $3,429                                                    5,364                     ---
                                                                         ----------------       -----------------

Comprehensive income / (loss)                                            $        (6,572)       $          8,294
                                                                         ================       =================


The accompanying notes to summarized financial information are an integral part of these consolidated income statements.

                    BANNER AEROSPACE, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME FOR THE THREE (3) MONTHS ENDED DECEMBER 31, 1998 AND 1997

The consolidated income statements for the three (3) months ended December 31, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year and are subject to audit at year end.

                                                                                        (unaudited)
                                                                                For the Three Months Ended
(In thousands, except per share data)                                                  December 31,
                                                                         ----------------------------------------
                                                                                1998                   1997
                                                                         ----------------       -----------------
Net sales                                                                $        46,839        $        119,614

Cost of goods sold                                                                37,209                  83,745
                                                                         ----------------       -----------------

   GROSS PROFIT                                                                    9,630                  35,869

Selling, general and administrative expenses                                       7,353                  28,155
                                                                         ----------------       -----------------

   OPERATING INCOME                                                                2,277                   7,714

Non-recurring loss                                                                19,320                     ---

Investment loss                                                                   (1,372)                    ---

Interest expense, net                                                              1,994                   4,401
                                                                         ----------------       -----------------

   INCOME  / (LOSS) BEFORE TAXES                                                 (20,409)                  3,313

Provision / (benefit) for taxes                                                   (6,410)                  1,290
                                                                         ----------------       -----------------

   NET INCOME / (LOSS)                                                   $       (13,999)       $          2,023
                                                                         ================       =================

Preferred stock dividends                                                            603                     689
                                                                         ----------------       -----------------


  NET INCOME / (LOSS) AVAILABLE FOR COMMON SHAREHOLDERS                  $       (14,602)       $          1,334
                                                                         ================       =================

Basic earnings / (loss) per common share                                 $         (0.68)       $           0.06
                                                                         ================       =================

Diluted earnings / (loss) per common share                               $         (0.68)       $           0.06
                                                                         ================       =================

Weighted average number of common shares - basic                                  21,484                  23,424
                                                                         ================       =================

Weighted average number of common shares - diluted                                21,484                  23,909
                                                                         ================       =================

Net income / (loss)                                                      $       (13,999)       $          2,023

Other comprehensive income:

Unrealized holding gain on available-for-sale securities, net

     of tax provision of $19,436                                                  30,400                     ---
                                                                         ----------------       -----------------

Comprehensive income                                                     $        16,401        $          2,023
                                                                         ================       =================


The accompanying notes to summarized financial information are an integral part of these consolidated income statements.

                    BANNER AEROSPACE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE NINE (9) MONTHS ENDED DECEMBER 31, 1998 AND 1997


                                                                                      (unaudited)
                                                                                For the Nine Months Ended
(In thousands)                                                                        December 31,
                                                                          -----------------------------------------

                                                                                1998                     1997
                                                                          -----------------       -----------------
CASH FLOWS  FROM OPERATING ACTIVITIES:
--------------------------------------

Net income / (loss)                                                       $        (11,936)       $          8,294

Adjustments to reconcile net income to net cash (used for) operating activities--

     Depreciation and amortization                                                   1,766                   4,280

     Loss on disposition of subsidiary                                              13,500                     ---

     Loss on sale of investment securities                                              63                     ---

     Change in receivables                                                          18,442                 (26,182)

     Change in inventories                                                         (20,641)                (46,057)

     Change in payables and accrued liabilities                                    (26,115)                  1,480

     Change in other assets and liabilities                                         10,017                  (5,143)
                                                                          -----------------       -----------------
       Net cash (used for) operating activities                                    (14,904)                (63,328)
                                                                          -----------------       -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------

Proceeds from disposition of subsidiary                                             60,397                     ---

Acquisition of investment securities                                               (42,481)                    ---

Proceeds from sale of investment securities                                          2,576                     ---

Acquisition of property, plant and equipment                                        (1,517)                 (3,964)
                                                                          -----------------       -----------------
       Net cash provided by (used for) investing activities                         18,975                  (3,964)
                                                                          -----------------       -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------

Net borrowings of revolver                                                           1,700                  65,300

Repayment of subordinated loan                                                         ---                 (28,000)

Repayment of term loan                                                                 ---                  (3,850)

Repayments on other debt                                                               ---                    (233)

Issuance of preferred stock                                                            ---                  33,877

Repurchase of preferred stock                                                       (4,711)                    ---

Proceeds from exercise of stock options                                                573                     198
                                                                          -----------------       -----------------
         Net cash provided by (used for) financing activities                       (2,438)                 67,292
                                                                          -----------------       -----------------
NET CHANGE IN CASH                                                                   1,633                     ---

CASH, BEGINNING OF PERIOD                                                              ---                     ---
                                                                          -----------------       -----------------
CASH, END OF PERIOD                                                       $          1,633        $            ---
                                                                          =================       =================



The accompanying notes to summarized financial information are an integral part of these consolidated statements of  cash flows.

                    BANNER AEROSPACE, INC. AND SUBSIDIARIES
                   NOTES TO SUMMARIZED FINANCIAL INFORMATION
                           DECEMBER 31, 1998 AND 1997
           (In thousands, except share data, unless otherwise noted)

    The information furnished in this Quarterly Report on Form 10-Q for the interim periods ended December 31, 1998 and 1997 reflect all adjustments which are, in the opinion of management, of a normal recurring nature and are necessary to present a fair statement of the results for the interim periods. The condensed financial information included herein has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. Although the Company believes that the following disclosures are adequate to make the information presented not misleading, it is suggested that this condensed financial information be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998.

1)  Earnings Per Common Share

   The following is a reconciliation of the computations of basic earnings per common share and diluted earnings per common share for the nine and three months ended December 31, 1998 and 1997 in accordance with Statement of Financial Accounting Standards No. 128 "Earnings per Share" (SFAS 128).

                                                                                  For the Nine  Months Ended
                                                                                         December 31,
                                                                             -------------------------------------
                                                                                    1998               1997
                                                                             -----------------  ------------------
BASIC EARNINGS (LOSS) PER COMMON SHARE:
Net income (loss) available for common shareholders                          $        (13,902)  $           6,917
                                                                             =================  ==================
Weighted average common shares outstanding                                             21,458              23,424
                                                                             =================  ==================

Basic earnings (loss) per common share                                       $          (0.65)  $            0.30
                                                                             =================  ==================

DILUTED EARNINGS (LOSS) PER COMMON SHARE:
Net income (loss) available for common shareholders                          $        (13,902)  $           6,917
                                                                             =================  ==================
Weighted average common shares outstanding                                             21,458              23,424
Incremental shares due to assumed exercise and repurchase of stock options                ---                 406
                                                                             -----------------  ------------------
                                                                                       21,458              23,830
                                                                             =================  ==================

Diluted earnings (loss) per common share                                     $          (0.65)  $            0.29
                                                                             =================  ==================

   For the nine months ended December 31, 1998, 3,895,042 weighted average shares outstanding of preferred stock and stock options to purchase 368,205 shares of common stock were excluded from the diluted earnings per common share computation due to the net loss for the period. For the nine months ended December 31, 1997, 3,810,000 weighted average shares outstanding of preferred stock were excluded from the calculation of diluted earnings per common share, as the effects would be antidilutive. Likewise, for the nine months ended December 31, 1997, outstanding stock options to purchase 45,000 shares of common stock were not included in the computation of diluted earnings per common share because the exercise price was greater than the average market price of common shares for the period.

                                                                                  For the Three Months Ended
                                                                                         December 31,
                                                                             ------------------------------------
                                                                                    1998               1997
                                                                            -----------------   -----------------
BASIC EARNINGS (LOSS) PER COMMON SHARE:
Net income (loss) available for common shareholders                         $         (14,602)  $           1,334
                                                                            =================   =================
Weighted average common shares outstanding                                             21,484              23,424
                                                                            =================   =================

Basic earnings (loss) per common share                                      $           (0.68)  $            0.06
                                                                            =================   =================

DILUTED EARNINGS (LOSS) PER COMMON SHARE:
Net income (loss) available for common shareholders                         $         (14,602)  $           1,334
                                                                            =================   =================

Weighted average common shares outstanding                                             21,484              23,424
Incremental shares due to assumed exercise and repurchase of stock options                ---                 485
                                                                            -----------------   -----------------
                                                                                       21,484              23,909
                                                                            =================   =================

Diluted earnings (loss) per common share                                    $           (0.68)  $            0.06
                                                                            =================   =================

   For the three months ended December 31, 1998, 3,803,610 weighted average shares outstanding of preferred stock and stock options to purchase 238,398 shares of common stock were excluded from the computation of diluted earnings per common share due to the net loss for the period. For the three months ended December 31, 1997, 3,810,000 weighted average shares outstanding of preferred stock were excluded from the calculation of diluted earnings per common share, as the effects would be antidilutive. Likewise, for the three months ended December 31, 1997, outstanding stock options to purchase 5,000 shares of common stock were not included in the computation of diluted earnings per common share because the exercise price was greater than the average market price of common shares for the period.

   The Company's preferred stock pays annual dividends of additional preferred stock at 7.5% per annum of the liquidation value of $9.20 per share. Each share of preferred stock is convertible at any time into one share of common stock; however, all shares not previously converted will automatically be converted into common stock on the fifth anniversary of the date of initial issuance of the preferred stock (June 19, 2002). The preferred stock has no voting rights. On November 16, 1998, the Company repurchased 606,822 shares of its preferred stock from a shareholder. The aggregate purchase price paid by the Company was approximately $4.7 million, or $7.75 per share.

2)  Dispositions

    On December 31, 1998 (the "Closing Date"), the Company consummated the sale of all the issued and outstanding shares of common stock, par value $1.00 per share (the "Solair Shares"), of Solair, Inc. ("Solair") to Kellstrom Industries, Inc. ("Kellstrom") in exchange for approximately $57.0 million in cash and a warrant (the "Kellstrom Warrant") to purchase 300,000 shares of Kellstrom common stock, par value $0.001 per share (the "Kellstrom Shares"). The purchase price for the Solair Shares is based on the consolidated net worth of Solair as of the Closing Date, subject to certain adjustments. The Kellstrom Warrant is exercisable for a term of four years at an exercise price of $27.50. Based on the number of shares of common stock of Kellstrom issued and outstanding as of December 31, 1998, the Kellstrom Shares would represent, upon issuance, approximately 0.025% of the then issued and outstanding shares of Kellstrom.

    In December 1998, the Company recorded a non-recurring pre-tax charge of approximately $19.3 million on the loss from the sale of Solair. Gross proceeds from the sale totaled approximately $60.4 million, which includes approximately $1.3 million for the value assigned to the Kellstrom Warrant. Approximately $50.0 million of the gross proceeds was used to pay down the Company's revolver balance. A $5.8 million tax benefit was realized from the transaction, resulting in an after-tax loss of approximately $13.5 million, which is included in the net loss available for common shareholders for the three and nine months ended December 31, 1998.

    On January 13, 1998, the Company completed the disposition of substantially all of the assets and certain liabilities of its hardware companies and PacAero unit (the "Hardware Group") to two wholly-owned subsidiaries of AlliedSignal Inc. (the "Buyers") in exchange for unregistered shares of AlliedSignal Inc. common stock with an aggregate value equal to $369,000 (the "Hardware Group Disposition"). In fiscal 1999, the final closing date balance sheet was completed with no change in purchase price. The remaining investment in AlliedSignal Inc. common stock has been accounted for as a current available-for-sale security at December 31, 1998 (previously classified as non-current) and the Company recorded in stockholders' equity unrealized holding gains of $20.9 million or $44.31 per share, net of tax benefits, from the appreciation since January 13, 1998 in the market value of the AlliedSignal Inc. common stock.

   On January 2, 1998, the Company disposed of BAI, Inc. ("BAI") through a stock purchase agreement. The Company did not realize a material gain or loss on the transaction.

   The following unaudited pro forma table illustrates consolidated net sales, operating income, net income, net income (loss) available for common shareholders and earnings (loss) per common share of the Company's operations, on a pro forma basis for the nine and three months ended December 31, 1998, to give effect to the sale of Solair. Additionally, the pro forma table illustrates consolidated net sales, operating income, net income, net income available for common shareholders and earnings per common share of the Company's operations, on a pro forma basis for the nine and three months ended December 31, 1997, to give effect to the sale of Solair, the Hardware Group Disposition and the disposition of BAI. The unaudited pro forma consolidated financial information is based on the historical financial information of the Company and is presented for informational purposes only and is not necessarily indicative of what earnings and results of operations would have been had the sale of Solair, the Hardware Group Disposition and the disposition of BAI occurred at the beginning of the periods presented, nor is such information intended necessarily to be indicative of the future results of operations.

                  UNAUDITED SUPPLEMENTAL PRO FORMA INFORMATION

                                                   For the Nine Months Ended         For the Three Months Ended
                                                             December 31,                     December 31,
                                                   ----------------------------     -----------------------------
                                                        1998             1997            1998             1997
                                                   ------------    -------------    ------------    --------------
Net sales                                          $    105,910    $     112,118    $     34,955    $       34,788
                                                   ============    =============    ============    ==============
Operating income                                   $      5,974    $       7,620    $      1,759    $        1,714
                                                   ============    =============    ============    ==============
Net income                                         $      4,578    $       4,648    $         41    $        1,046
                                                   ============    =============    ============    ==============
Net income (loss) available for common
   shareholders                                    $      2,612    $       3,072    $       (562)   $          357
                                                   ============    =============    ============    ==============

Earnings (loss) per common share - basic           $       0.12    $        0.13    $      (0.03)   $         0.02
                                                   ============    =============    ============    ==============

Earnings (loss) per common share - diluted         $       0.12    $        0.13    $      (0.03)   $         0.01
                                                   ============    =============    ============    ==============

3)  Related Party Transactions

   On January 12, 1999, the Company announced that it had reached agreement for a stock-for-stock merger with a subsidiary of The Fairchild Corporation ("Fairchild"), at an exchange ratio determined by dividing $11.00 for each of the Company's par value $1.00 common stock, by the average closing price of Fairchild's Class A Common Stock, over a 20-day trading period, ending on the third trading day before the merger. The ratio is subject to a "collar" such that no more than 0.7885, and no less than 0.6452, of a share of Fairchild Class A Common Stock, may be exchanged for a share of the Company's common stock. The price is also subject to adjustment on a per share, after-tax basis, to reflect an increase or decrease in the value of certain shares of AlliedSignal Inc. common stock owned by the Company, within a determined range. On January 15, 1999, Fairchild filed a combined Registration Statement, including the Company's shareholder proxy statement. Immediately prior to the merger, each share of Series A 7.5% convertible preferred stock of the Company will convert into one share of the Company's common stock.

   On July 7, 1998, the Company's Board of Directors announced the Company's intention to purchase up to 2.5 million shares of Fairchild Class A Common Stock through open market purchases, to be made from time to time depending on the market price of Fairchild stock, and where required subject to the requirement of obtaining the consent of the Company's senior lenders. Shares of Fairchild stock purchased by the Company may not be sold unless they are registered on a registration statement (or are sold pursuant to any applicable exemption under securities laws). The Company has the right to demand that Fairchild register such shares in order for the Company to sell them. As of December 31, 1998, the Company held 1,239,750 shares of Fairchild stock at an average purchase price of $17.83. At December 31, 1998, such shares were treated as non-current available-for-sale securities and the Company recorded in stockholders' equity unrealized holding losses since inception, of $1.6 million or $15.75 per share, net of tax benefits, from the decline in the market value of the Fairchild stock.

   On May 11, 1998, Fairchild commenced an offer to exchange (the "Exchange Offer"), for each properly tendered share of common stock of the Company, a number of shares of Fairchild's Class A Common Stock, par value $0.10 per share, equal to the quotient of $12.50 divided by $20.675, up to a maximum of 4,000,000 shares of the Company's common stock. The Exchange Offer expired on June 9, 1998. Prior to the expiration of the Exchange Offer, 3,659,424 shares of the Company's common stock were validly tendered for exchange and Fairchild issued 2,212,469 shares of Fairchild Class A Common Stock to the tendering shareholders. As a result of the Exchange Offer, Fairchild's beneficial ownership of the Company's common stock increased to 83.2%. Fairchild's current beneficial ownership is approximately 85.4%.

4)  Credit Agreement

   On December 31, 1998, the Company amended the Second Amended and Restated Credit Agreement dated as of December 12, 1996. The amendment allows the Company (i) to make certain additional investments in marketable securities,
(ii) to incur additional indebtedness, (iii) and to make subordinated loans to Fairchild for up to $30,000. Also, the amendment modified the prepayment and commitment reduction requirements. At December 31, 1998, the Company was in compliance with all covenants under the Second Amended and Restated Credit Agreement, as amended. Substantially all of the Company's assets are pledged as collateral under the amended Second Amended and Restated Credit Agreement. In February 1999, the Company agreed to enter into a subordinated loan agreement with Fairchild whereby the Company agreed to loan up to $30,000 to Fairchild, on an unsecured basis.

5)  Contingency

    On January 12, 1999, the Company received a letter from AlliedSignal Inc. making indemnification claims against the Company for $18.9 million in connection with the Hardware Group Disposition. Although the Company believes that the amount of the claim is far in excess of any amount that AlliedSignal Inc. is entitled to recover from the Company, the Company is in the process of reviewing such claims and is unable to predict the ultimate outcome of such matter.

                                     PART I
                      ITEM 2 - MANAGEMENT'S DISCUSSION AND
           ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

NINE (9) MONTHS ENDED DECEMBER 31, 1998 AND 1997

                                              1998                     1997               Increase/(Decrease)
                                       -------------------      --------------------     ---------------------
(In thousands)                            $            %           $             %           $            %
                                       -------       -----      -------       ------     --------       ------
Net sales                              152,404       100.0      359,458        100.0     (207,054)      (57.6)

Cost of goods sold                     120,346        79.0      256,085         71.2     (135,739)      (53.0)
                                       -------       -----      -------       ------     --------       ------

 Gross profit                           32,058        21.0      103,373         28.8      (71,315)      (69.0)
Selling, general & administrative
   expenses                             26,366        17.3       77,601         21.6      (51,235)      (66.0)
                                       -------       -----      -------       ------     --------       ------

 Operating income                        5,692         3.7       25,772          7.2      (20,080)      (77.9)

Non-recurring loss                      19,320        12.7          ---          ---       19,320       100.0

Investment income                        1,197         0.8          ---          ---        1,197       100.0

Interest expense, net                    5,255         3.4       12,178          3.4       (6,923)      (56.8)
                                       -------       -----      -------       ------     --------       ------

 Income (loss) before taxes            (17,686)      (11.6)      13,594          3.8      (31,280)        N/A

Provision (benefit) for taxes           (5,750)       (3.8)       5,300          1.5      (11,050)        N/A
                                       -------       -----      -------       ------     --------       ------

 Net income (loss)                     (11,936)       (7.8)       8,294          2.3      (20,230)        N/A
                                       =======       =====      =======       ======     ========       ======

    Operating Results

    Net sales for the nine months ended December 31, 1998 decreased $207.1 million, or 57.6%, from the comparable prior period. This decrease was the result of the Hardware Group Disposition, which accounted for approximately 50% of sales (see Note 2 in the notes to summarized financial information), the effect of which is presented below. Sales of the rotables group decreased compared to the prior period; however, the decrease was offset partially by incremental sales from the exclusive three-year agreement between Solair and Delta Air Lines ("Delta"), which commenced in August 1997 ("Delta Contract"). Sales of the engine group also decreased compared to the prior period, due primarily to lower engine sales, partially offset by an increase in turbine parts and engine management sales. The lower engine sales are attributable partly to a temporary shift in the marketplace from customers purchasing engines to customers leasing engines, due to upcoming regulatory changes.

    The gross profit percentage for the nine months ended December 31, 1998 decreased to 21.0% compared to 28.8% for the prior period. This decrease was attributable primarily to the Hardware Group Disposition, which typically earned higher margins than the engine and rotables groups. Excluding the results of the Hardware Group, the gross profit percentage for the nine months ended December 31, 1997 would have been 22.4%.

   Selling, general and administrative ("SG&A") expenses decreased $51.2 million, or 66.0%, for the nine months compared to the prior year. Excluding the dispositions as described below, SG&A expenses would have been $28.4 million, or 17.3% of sales, compared to $26.4 million, or 17.3% of sales.

   The following unaudited pro forma table illustrates consolidated sales and operating income of the Company's operations, on a pro forma basis, for the nine months ended December 31, 1997, to give effect to the Hardware Group Disposition and the disposition of BAI. The unaudited pro forma consolidated financial information is based on the historical financial information of the Company for the nine months ended December 31, 1997. The unaudited pro forma consolidated financial information is presented for informational purposes only and is not necessarily indicative of what the results of operations would have been had the Hardware Group Disposition and the disposition of BAI occurred at the beginning of the period presented, nor is such information intended necessarily to be indicative of the future results of operations.

                  UNAUDITED SUPPLEMENTAL PRO FORMA INFORMATION
                  FOR THE NINE MONTHS ENDED DECEMBER 31, 1997

                 (In thousands)             Amount       Percentage
                                      ---------------    -----------
                 Net sales            $       164,916          100.0%
                 Cost of goods sold           128,007           77.6
                                      ---------------    -----------
                 Gross profit                  36,909           22.4
                  Selling, general
                  and administrative
                  expenses                     28,449           17.3
                                      ---------------    -----------

                 Operating income     $         8,460            5.1%
                                      ===============    ===========

    Non-recurring Loss

    As a result of the sale of Solair on December 31, 1998, the Company recorded a pre-tax non-recurring charge of $19.3 million (see Note 2 in the notes to summarized financial information) in December 1998.

    Investment Income

    Investment income for the nine months ended December 31, 1998 amounted to $1.2 million. The Company recorded no investment income in the comparable prior period. For the nine months ended December 31, 1998, the Company recorded $2.3 million in dividend income mainly as a result of shares of AlliedSignal Inc. common stock received from the Hardware Group Disposition, and a $1.0 million loss related to the sale and subsequent marking to market of calls sold on the investment in AlliedSignal Inc. common stock. Through the end of December 1998, the Company had sold calls on over 2.75 million shares of its investment in AlliedSignal Inc. common stock for proceeds aggregating approximately $34.7 million.

    Interest Expense

    Interest expense for the nine months ended December 31, 1998 decreased $6.9 million or 56.8% compared to the prior period. This decrease was the result of a decrease from $171.0 million in the average outstanding debt balance during the prior period, to $84.0 million in the current period, as well as an overall decrease in the effective interest rate between the periods. The Company utilized approximately $194 million of the proceeds received from the Hardware Group Disposition to reduce its debt. Interest expense also included the amortization of deferred loan costs and charges for nonuse fees, agency fees and compensating balances.

    Provision / (Benefit) for Taxes

    The benefit for taxes for the nine months ended December 31, 1998 amounted to $5.8 million due primarily to the $5.8 million tax benefit on the $19.3 million non-recurring pre-tax loss from the sale of Solair. The provision for taxes for the nine months ended December 31, 1997 amounted to $5.3 million.
The effective tax rate for the nine months ended December 31, 1998 and 1997 was a benefit of 32.5% and a provision of 39.0%, respectively. The decrease in the effective tax rate for the nine months ended December 31, 1998 was due to the 70% exclusion permitted on dividend income.

THREE (3) MONTHS ENDED DECEMBER 31, 1998 AND 1997

                                              1998                     1997               Increase/(Decrease)
                                       -------------------      --------------------      -------------------
(In thousands)                             $          %            $            %            $           %
                                       -------      ------      -------       ------      -------      ------
Net sales                               46,839       100.0      119,614        100.0      (72,775)      (60.8)
Cost of goods sold                      37,209        79.4       83,745         70.0      (46,536)      (55.6)
                                       -------      ------      -------       ------      -------      ------

 Gross profit                            9,630        20.6       35,869         30.0      (26,239)      (73.2)
Selling, general & administrative
   expenses                              7,353        15.7       28,155         23.5      (20,802)      (73.9)
                                       -------      ------      -------       ------      -------      ------

 Operating income                        2,277         4.9        7,714          6.5       (5,437)      (70.5)
Non-recurring loss                      19,320        41.2          ---          ---       19,320       100.0
Investment (loss)                       (1,372)       (2.9)         ---          ---       (1,372)     (100.0)
Interest expense, net                    1,994         4.3        4,401          3.7       (2,407)      (54.7)
                                       -------      ------      -------       ------      -------      ------
 Income (loss) before taxes            (20,409)      (43.5)       3,313          2.8      (23,722)        N/A
Provision (benefit) for taxes           (6,410)      (13.7)       1,290          1.1       (7,700)        N/A
                                       -------      ------      -------       ------      -------      ------
 Net income (loss)                     (13,999)      (29.8)       2,023          1.7      (16,022)        N/A
                                       =======      ======      =======       ======      =======      ======

    Operating Results

    Net sales for the three months ended December 31, 1998 decreased $72.8 million, or 60.8%, from the comparable prior period. This decrease was the result of the Hardware Group Disposition, which accounted for approximately 50% of sales (see Note 2 in the notes to summarized financial information), the effect of which is presented below. Sales of the rotables group decreased as a result of a decrease in sales from the Delta Contract compared to the prior period. Sales of the engine group, however, increased compared to the prior period primarily due to several engine sales and engine sale-leaseback transactions, coupled with an overall increase in turbine parts sales.

    The gross profit percentage for the three months ended December 31, 1998 decreased to 20.6% compared to 30.0% for the prior period. This decrease was attributable primarily to the Hardware Group Disposition, which typically earned higher margins than the engine and rotables groups. Excluding the results of the Hardware Group, the gross profit percentage for the three months ended December 31, 1997 would have been 24.1%. The decrease in the current period is due primarily to the deferred profit accounting from engine sale-leaseback transactions whereby the gross profit is deferred over the life of the lease.

   SG&A expenses decreased $20.8 million or 73.9% for the three months compared to the prior year. Excluding the dispositions as described below, SG&A expenses would have been $10.3 million, or 18.7% of sales, compared to $7.4 million, or 15.7% of sales. The decrease in SG&A expenses represents reduced employment costs in the rotables group compared to the prior year.

   The following unaudited pro forma table illustrates consolidated sales and operating income of the Company's operations, on a pro forma basis for the three months ended December 31, 1997, to give effect to the Hardware Group Disposition and the disposition of BAI. The unaudited pro forma consolidated financial information is based on the historical financial information of the Company for the three months ended December 31, 1997. The unaudited pro forma consolidated financial information is presented for informational purposes only and is not necessarily indicative of what the results of operations would have been had the Hardware Group Disposition and the disposition of BAI occurred at the beginning of the period presented, nor is such information intended necessarily to be indicative of the future results of operations.

                  UNAUDITED SUPPLEMENTAL PRO FORMA INFORMATION
                  FOR THE THREE MONTHS ENDED DECEMBER 31, 1997


                 (In thousands)             Amount       Percentage
                                      ---------------   ------------
                 Net sales            $        54,940          100.0%
                 Cost of goods sold            41,686           75.9
                                      ---------------   ------------
                 Gross profit                  13,254           24.1
                 Selling, general
                  and administrative
                  expenses                     10,257           18.7
                                      ---------------   ------------

                 Operating income     $         2,997            5.4%
                                      ===============   ============


    Non-recurring Loss

    As a result of the sale of Solair on December 31, 1998, the Company recorded a pre-tax non-recurring charge of $19.3 million (see Note 2 in the notes to summarized financial information) in December 1998.

    Investment Loss

    Investment loss for the three months ended December 31, 1998 amounted to $1.4 million. The Company recorded no investment income or loss in the comparable prior period. For the three months ended December 31, 1998, the Company recorded $0.8 million in dividend income mainly as a result of shares of AlliedSignal Inc. common stock received from the Hardware Group Disposition, and a $2.1 million loss related to the sale and subsequent marking to market of calls sold on the investment in AlliedSignal Inc. common stock.

    Interest Expense

    Interest expense for the three months ended December 31, 1998 decreased $2.4 million or 54.7% compared to the prior period. This decrease was the result of a decrease from $184.0 million in the average outstanding debt balance during the prior period, to $105.0 million in the current period, as well as an overall decrease in the effective interest rate between the periods. The Company utilized approximately $194 million of the proceeds received from the Hardware Group Disposition to reduce its debt. Interest expense also included the amortization of deferred loan costs and charges for nonuse fees, agency fees and compensating balances.

    Provision / (Benefit) for Taxes

    The benefit for taxes for the three months ended December 31, 1998 amounted to $6.4 million due primarily to the $5.8 million tax benefit on the $19.3 million non-recurring pre-tax loss from the sale of Solair. The provision for taxes for the three months ended December 31, 1997 amounted to $1.3 million. The effective tax rate for the three months ended December 31, 1998 and 1997 was a benefit of 31.4% and a provision of 39.0%, respectively. The decrease in the effective tax rate for the three months ended December 31, 1998 was due to the 70% exclusion permitted on dividend income.

FINANCIAL CONDITION

    Liquidity

    The following table presents certain liquidity ratios of the Company at December 31, 1998 and March 31, 1998.

                                                                December 31, 1998         March 31, 1998
                                                               -------------------       ----------------
                 Current ratio                                       6.15:1                   2.68:1
                 Debt to equity                                      0.20:1                   0.19:1

    The increased ratio of current assets to current liabilities from March 31, 1998 to December 31, 1998 is primarily the result of the reclassification of the investment in AlliedSignal Inc. common stock from non-current investments to current marketable securities. Based on the Company's review of its investment in AlliedSignal Inc. common stock, management believes that a current classification more appropriately reflects the increased probability that the AlliedSignal Inc. common stock will be liquidated within the next twelve months, subject to market conditions.

    At December 31, 1998, the Company had total debt outstanding of $50.6 million, all of which was borrowed under its credit agreement. As of December 31, 1998, the Second Amended and Restated Credit Agreement (as amended) provided for up to $62.9 million of borrowings for working capital, capital expenditures and potential acquisitions, subject to certain conditions and a borrowing base. Cash flow from operations, along with funds available under the Second Amended and Restated Credit Agreement (as amended) and proceeds from the liquidation of securities should be adequate to finance the Company's operations in fiscal 1999. The Company had no other material capital commitments or planned expenditures as of December 31, 1998.

    Net cash used for operating activities for the nine months ended December 31, 1998 and 1997, amounted to $14.9 million and $63.3 million, respectively. The primary use of cash for operating activities for the nine months ended December 31, 1998 was an increase of $20.6 million in inventories, and a decrease of $26.1 million in payables and accrued liabilities. The primary source of cash from operating activities for the nine months ended December 31, 1998 was a decrease in receivables of $18.4 million, and a decrease of $10.0 million in other assets and liabilities. The increase in inventories was the result of an increase in anticipated sales volume. The decrease in receivables is due to several large collections since March 31, 1998. The primary source of cash from operating activities for the nine months ended December 31, 1997 was an increase in payables and accrued liabilities in the amount of $1.5 million, along with scheduled depreciation and amortization expense of $4.3 million.
The primary use of cash for operating activities for the nine months ended December 31, 1997 was an increase of $46.1 million in inventories and an increase of $26.2 million in receivables.

    Net cash provided by and used for investing activities for the nine months ended December 31, 1998 and 1997 was $19.0 million and $4.0 million, respectively. The primary sources of cash for investing activities for the nine months ended December 31, 1998 were the proceeds of $60.4 million from the sale of Solair, and $2.6 million from the sale of investment securities. The primary use of cash for investing activities for the nine months ended December 31, 1998 was the acquisition of $42.5 million of investment securities. The primary use of cash for investing activities for the nine months ended December 31, 1997 was capital expenditures, net of proceeds from the sale of fixed assets.

    Net cash used for and provided by financing activities for the nine months ended December 31, 1998 and 1997 was $2.4 million and $67.3 million, respectively. Net cash used for financing activities for the nine months ended December 31, 1998 was primarily the result of the repurchase of preferred stock, net of borrowings on the revolver, to fund current working capital requirements. Net cash provided by financing activities for the nine months ended December 31, 1997 was comprised of $33.9 million received from the preferred stock rights offering, and net borrowings of $65.3 million on the revolver, offset partially by repayment of $28.0 million of the subordinated loan with RHI Holdings, Inc., a wholly-owned subsidiary of Fairchild.

    Factors That May Affect Future Results

    Certain information included above relating to expectations of cash flows and earnings constitute "forward-looking" statements, as that term is defined by the Securities and Exchange Commission in its rules, regulations and releases. The Company intends that such forward-looking statements be subject to the safe harbors created thereby. All forward-looking statements are based on current expectations and are subject to important risk factors. Accordingly, actual results may differ materially from those expressed in the forward-looking statements, and the making of such statements should not be regarded as a representation by the Company or any other person that the results expressed therein will be achieved.

    Year 2000

    As the end of the century nears, there is a widespread concern that many existing computer programs that use only the last two digits to refer to a year will not properly recognize a year that begins with the digits "20" instead of "19." If not corrected, many computer applications could fail, create erroneous results, or cause unanticipated systems failures, among other problems. The Company is taking the appropriate measures to ensure that its information processing systems, embedded technology and other infrastructure will be ready for the Year 2000.

    The Company retained both technical review and modification consultants to help it assess its Year 2000 readiness. Working with these consultants and other advisors, the Company formulated a plan to address Year 2000 issues. Under this plan, the Company's systems are being modified or replaced, or will be modified or replaced, as necessary, to render them, as far as possible, Year 2000 ready. The Company expects to complete its preparations for Year 2000 by early 1999. The Company could be subject to liability to customers and other third parties if its systems are not Year 2000 compliant, resulting in possible legal actions for breach of contract, breach of warranty, misrepresentation, unlawful trade practices and other harm.

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

    Although the Company's Year 2000 assessment, implementation and contingency planning is not yet complete, the Company does not believe that Year 2000 issues will materially affect its business, results of operations or financial condition. However, the Company's Year 2000 efforts may not be successful in every respect. To date, the Company has incurred approximately $0.6 million in costs that are directly attributable to addressing Year 2000 issues.
Management currently estimates that the Company will incur a nominal amount in additional costs during the next twelve months, relating to the Year 2000 problem.

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

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 ("SFAS 133") "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes a new model for accounting for derivatives and hedging activities and supersedes and amends a number of existing accounting standards. It requires that all derivatives be recognized as assets and liabilities on the balance sheet and measured at fair value. The corresponding derivative gains or losses are reported based on the hedge relationship, if any, that exists. Changes in the fair value of hedges that are not designated as hedges or that do not meet the hedge accounting criteria in SFAS 133 are required to be reported in earnings. Most of the general qualifying criteria for hedge accounting under SFAS 133 were derived from, and are similar to, the existing qualifying criteria in SFAS 80 "Accounting for Futures Contracts." SFAS 133 describes three primary types of hedge relationships: fair value hedge, cash flow hedge, and foreign currency hedge. SFAS 133 is required to be adopted by the Company in fiscal 2000, although, earlier application is permitted.

                                    Part II

                               OTHER INFORMATION


Item 1.  Legal Proceedings

         The information required to be disclosed under this Item is set forth in Note 5 of the Notes to Summarized Financial Information in Part I of this Quarterly Report on Form 10-Q.

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

         Mr. Steiner appeared before the Tribunal de Grande Instance de Paris to answer a charge of knowingly benefiting in 1990 from a misuse by Mr. Bidermann of corporate assets of Societe Generale Mobiliere et Immobiliere, a French corporation in which Mr. Bidermann is believed to have been the sole shareholder. Mr. Steiner has paid a fine of two million French Francs in connection therewith.

Item 6.  Exhibits and Reports on Form 8-K

         (a)     Exhibits

               * 10 (i) Amendment No. 6 and Consent Dated as of December 31, 1998 to Second Amended and Restated Credit Agreement Dated as of December 12, 1996.

                 10 (ii) Stock Purchase Agreement dated as of December 5, 1998, among Kellstrom Industries, Inc., Solair, Inc. and Banner Aerospace, Inc. (incorporated by reference to the Registrant's Current Report on Form 8-K, filed on January 15, 1999).

                 10 (iii) Agreement and Plan of Merger by and between The
                          Fairchild Corporation, MTA, Inc. and Banner
                          Aerospace, Inc., dated as of January 11, 1999 (incorporated by reference to the Fairchild Registration Statement on Form S-4, filed on January 15, 1999).

               * 27       Financial Data Schedule (For SEC Use Only)

         (b)     Reports on Form 8-K

                 There were no reports filed on Form 8-K during the quarter ended December 31, 1998 for which this report is filed.

------------------
* Filed herewith

SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                            BANNER AEROSPACE, INC.



                                                            By       /S/ EUGENE W. JURIS
                                                            ------------------------------------------
                                                                     Eugene W. Juris
                                                                     Vice President and
                                                                     Chief Financial Officer


Dated:  February 12, 1999