Form 10-Q/A
period 1998-12-31
BANNER AEROSPACE INC
filed 1999-03-25
CIK 863445

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

(Mark One)

    X             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---------         SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 1998

                                       OR

_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 Commission File Number 1-10561

                             BANNER AEROSPACE, INC.
                      ------------------------------------
             (Exact name of Registrant as specified in its charter)


              DELAWARE                                  95-2039311
---------------------------------         --------------------------------------
 (State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)

45025 AVIATION DRIVE, SUITE 300
DULLES, VA                                               20166-7556
---------------------------------         --------------------------------------
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

                                                YES    X        NO
                                                      ---          ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                         Outstanding at
               Title of Class                           February 26, 1999
               --------------                           -----------------
        Common Stock, $1.00 Par Value                       21,541,532


                                    AMENDMENT

The purpose of this Amendment is to amend Item 1 and 2 of Part I of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1998, primarily to reclassify the loss it recorded from the disposition of a subsidiary from a separate classification below operating income to within cost of goods sold, as well as include the Company's current Year 2000 disclosures in Management's Discussion and Analysis.

                             BANNER AEROSPACE, INC.

                                TABLE OF CONTENTS


                                                                                                                   Pages
                                                                                                                   -----

Part I.  Financial Information:

         Item 1: Financial Statements

              Consolidated Balance Sheets as of December 31, 1998 and March 31, 1998..........................     3-4

              Consolidated Statements of Income and Comprehensive Income for the Nine Months Ended
              December 31, 1998 and 1997......................................................................       5

              Consolidated Statements of Income and Comprehensive Income for the Three Months Ended
              December 31, 1998 and 1997......................................................................       6

              Consolidated Statements of Cash Flows for the Nine Months Ended December 31, 1998 and 1997......       7

              Notes to Summarized Financial Information.......................................................    8-11

         Item 2: Management's Discussion and Analysis of Results of Operations and Financial Condition........   12-21

Part II. Other Information

         Item 6: Exhibits and Reports on Form 8-k.............................................................      22

                                     PART I
                         ITEM 1 -- FINANCIAL STATEMENTS

                       A. Summarized Financial Information

                     BANNER AEROSPACE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      DECEMBER 31, 1998 AND MARCH 31, 1998



                                          ASSETS

(In thousands)                                                           (unaudited)
                                                                         December 31,             March 31,
CURRENT ASSETS:                                                              1998                   1998
--------------                                                       --------------------   --------------------
   Cash                                                              $             1,633    $               ---
   Marketable securities                                                         214,596                    ---
   Receivables, less allowances of $470 at December 31, 1998 and
     $2,881 at March 31, 1998                                                     18,334                 48,046
   Inventories                                                                    80,853                122,236
   Other current assets                                                           26,374                 29,741
                                                                     --------------------   --------------------

                                                                                 341,790                200,023
                                                                     --------------------   --------------------

PROPERTY, PLANT AND EQUIPMENT (AT COST):
---------------------------------------

   Land                                                                               15                     15
   Buildings and improvements                                                      2,020                  2,430
   Machinery and equipment                                                         6,561                  8,056
                                                                     --------------------   --------------------
                                                                                   8,596                 10,501
     Accumulated depreciation                                                     (5,164)                (6,008)
                                                                     --------------------   --------------------

                                                                                   3,432                  4,493
                                                                     --------------------   --------------------
OTHER ASSETS:
------------

   Investments                                                                    39,110                206,626
   Cost in excess of net tangible assets of purchased
     businesses, net                                                               9,331                 12,292
   Other                                                                           1,483                  1,776
                                                                     --------------------   --------------------

                                                                                  49,924                220,694
                                                                     --------------------   --------------------

TOTAL ASSETS                                                         $           395,146    $           425,210
                                                                     ====================   ====================




   The accompanying notes to summarized financial information are an integral part of these consolidated balance sheets.

                     BANNER AEROSPACE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      DECEMBER 31, 1998 AND MARCH 31, 1998



                      LIABILITIES AND STOCKHOLDERS' EQUITY

(In thousands)                                                           (unaudited)
                                                                         December 31,             March 31,
CURRENT LIABILITIES:                                                         1998                   1998
-------------------                                                  --------------------   --------------------
   Accounts payable                                                  $             7,288    $            27,431
   Accrued salaries                                                                1,500                  2,568
   Income taxes                                                                    8,234                  8,446
   Other current liabilities                                                      38,511                 36,180
                                                                     --------------------   --------------------

                                                                                  55,533                 74,625
                                                                     --------------------   --------------------

LONG-TERM LIABILITIES:
---------------------

   Long-term debt                                                                 50,600                 48,900
   Deferred federal and state income taxes                                        38,784                 41,194
   Other long-term liabilities                                                     2,830                  2,381
                                                                     --------------------   --------------------

                                                                                  92,214                 92,475
                                                                     --------------------   --------------------

TOTAL LIABILITIES                                                                147,747                167,100
                                                                     --------------------   --------------------

STOCKHOLDERS' EQUITY:
---------------------
   Preferred stock, $0.01 par value per share, 10,000 shares
     authorized, 4,100 shares issued, 3,493 shares outstanding at
     December 31, 1998 and 3,810 shares issued and outstanding
     at March 31, 1998                                                                41                     38
   Common stock, $1.00 par value per share, 50,000 shares
     authorized, 23,732 shares issued, 21,485 shares outstanding at
     December 31, 1998 and 23,642 shares issued, 21,395 shares
     outstanding at March 31, 1998                                                23,732                 23,642
   Less:  treasury stock at cost, 2,247 common shares and 607 preferred shares held at December 31, 1998 and 2,247 common
     shares held at  March 31, 1998                                              (28,042)               (23,331)
   Paid-in capital                                                               152,906                150,460
   Retained earnings                                                              79,143                 93,046
   Cumulative other comprehensive income                                          19,619                 14,255
                                                                     --------------------   --------------------

TOTAL STOCKHOLDERS' EQUITY                                                       247,399                258,110
                                                                     --------------------   --------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $           395,146    $           425,210
                                                                     ====================   ====================






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

                                                                              (unaudited)
                                                                       For the Nine Months Ended
(In thousands, except per share data)                                       December 31,
                                                               --------------------------------------
                                                                   1998                   1997
                                                               --------------          --------------
Net sales                                                    $       152,404        $        359,458

Cost of goods sold                                                   139,666                 256,085
                                                               --------------          --------------
   GROSS PROFIT                                                       12,738                 103,373

Selling, general and administrative expenses                          26,366                  77,601
                                                             ----------------       -----------------
   OPERATING INCOME (LOSS)                                           (13,628)                 25,772

Investment income                                                      1,197                     ---

Interest expense, net                                                  5,255                  12,178
                                                             ----------------       -----------------
   INCOME/(LOSS) BEFORE TAXES                                        (17,686)                 13,594

Provision/(benefit) for taxes                                         (5,750)                  5,300
                                                             ----------------       -----------------
   NET INCOME/(LOSS)                                         $       (11,936)       $          8,294
                                                             =================      =================

Preferred stock dividends                                              1,966                   1,377
                                                             ----------------       -----------------
  NET INCOME/(LOSS) AVAILABLE FOR COMMON
  SHAREHOLDERS                                               $       (13,902)       $          6,917
                                                             ================       =================

Basic earnings/(loss) per common share                       $         (0.65)       $           0.30
                                                             ================       =================
Diluted earnings/(loss) per common share                     $         (0.65)       $           0.29
                                                             ================       =================

Weighted average number of common shares - basic                      21,458                  23,424
                                                             ================       =================
Weighted average number of common shares - diluted                    21,458                  23,830
                                                             ================       =================
Net income/(loss)                                            $       (11,936)       $          8,294

Other comprehensive income:

Unrealized holding gain on available-for-sale securities,
     net of tax provision of $3,429                                    5,364                     ---
                                                             ----------------       -----------------

Comprehensive income/(loss)                                  $        (6,572)       $          8,294
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

                                                                                        (unaudited)
                                                                                 For the Three Months Ended
(In thousands, except per share data)                                                   December 31,
                                                                         ----------------------------------------
                                                                            1998                   1997
                                                                         ----------------       -----------------
Net sales                                                                $        46,839        $        119,614

Cost of goods sold                                                                56,529                  83,745
                                                                         ----------------       -----------------
   GROSS PROFIT                                                                   (9,690)                 35,869

Selling, general and administrative expenses                                       7,353                  28,155
                                                                         ----------------       -----------------
   OPERATING INCOME (LOSS)                                                       (17,043)                  7,714

Investment loss                                                                   (1,372)                    ---

Interest expense, net                                                              1,994                   4,401
                                                                         ----------------       -----------------
   INCOME/(LOSS) BEFORE TAXES                                                    (20,409)                  3,313

Provision/(benefit) for taxes                                                     (6,410)                  1,290
                                                                         ----------------       -----------------
   NET INCOME/(LOSS)                                                     $       (13,999)       $          2,023
                                                                         ================       =================

Preferred stock dividends                                                            603                     689
                                                                         ----------------       -----------------

  NET INCOME/(LOSS) AVAILABLE FOR COMMON SHAREHOLDERS                    $       (14,602)       $          1,334
                                                                         ================       =================

Basic earnings/(loss) per common share                                   $         (0.68)       $           0.06
                                                                         ================       =================
Diluted earnings/(loss) per common share                                 $         (0.68)       $           0.06
                                                                         ================       =================

Weighted average number of common shares - basic                                  21,484                  23,424
                                                                         ================       =================
Weighted average number of common shares - diluted                                21,484                  23,909
                                                                         ================       =================
Net income/(loss)                                                        $       (13,999)       $          2,023

Other comprehensive income:

Unrealized holding gain on available-for-sale securities, net
     of tax provision of $19,436                                                  30,400                     ---
                                                                         ----------------       -----------------
Comprehensive income                                                     $        16,401        $          2,023
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

                     BANNER AEROSPACE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE NINE (9) MONTHS ENDED DECEMBER 31, 1998 AND 1997

                                                                                             (unaudited)
                                                                                     For the Nine Months Ended
(In thousands)                                                                               December 31,
                                                                          -----------------------------------------
                                                                                1998                     1997
                                                                          -----------------       -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
------------------------------------
Net income/(loss)                                                         $        (11,936)       $          8,294
Adjustments to reconcile net income to net cash (used for)
   operating activities--
     Depreciation and amortization                                                   1,766                   4,280
     Loss on disposition of subsidiary                                              13,500                     ---
     Loss on sale of investment securities                                              63                     ---
     Change in receivables                                                          18,442                 (26,182)
     Change in inventories                                                         (20,641)                (46,057)
     Change in payables and accrued liabilities                                    (26,115)                  1,480
     Change in other assets and liabilities                                         10,017                  (5,143)
                                                                          -----------------       -----------------
       Net cash (used for) operating activities                                    (14,904)                (63,328)
                                                                          -----------------       -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
------------------------------------
Proceeds from disposition of subsidiary                                             60,397                     ---
Acquisition of investment securities                                               (42,481)                    ---
Proceeds from sale of investment securities                                          2,576                     ---
Acquisition of property, plant and equipment                                        (1,517)                 (3,964)
                                                                          -----------------       -----------------
       Net cash provided by (used for) investing activities                         18,975                  (3,964)
                                                                          -----------------       -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
------------------------------------
Net borrowings of revolver                                                           1,700                  65,300
Repayment of subordinated loan                                                         ---                 (28,000)
Repayment of term loan                                                                 ---                  (3,850)
Repayments on other debt                                                               ---                    (233)
Issuance of preferred stock                                                            ---                  33,877
Repurchase of preferred stock                                                       (4,711)                    ---
Proceeds from exercise of stock options                                                573                     198
                                                                          -----------------       -----------------
         Net cash provided by (used for) financing activities                       (2,438)                 67,292
                                                                          -----------------       -----------------
NET CHANGE IN CASH                                                                   1,633                     ---
CASH, BEGINNING OF PERIOD                                                              ---                     ---
                                                                          -----------------       -----------------
CASH, END OF PERIOD                                                       $          1,633        $            ---
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

                                                                                      For the Nine Months Ended
                                                                                              December 31,
                                                                                 -------------------------------------
BASIC EARNINGS (LOSS) PER COMMON SHARE:                                                 1998                1997
                                                                                 ----------------   ------------------
Net income (loss) available for common shareholders                              $       (13,902)   $           6,917
                                                                                 ================   ==================
Weighted average common shares outstanding                                                21,458               23,424
                                                                                 ================   ==================

Basic earnings (loss) per common share                                           $         (0.65)   $            0.30
                                                                                 ================   ==================

DILUTED EARNINGS (LOSS) PER COMMON SHARE:
Net income (loss) available for common shareholders                              $       (13,902)   $           6,917
                                                                                 ================   ==================

Weighted average common shares outstanding                                                21,458               23,424
Incremental shares due to assumed exercise and repurchase of stock options                   ---                  406
                                                                                 ================   ==================
                                                                                          21,458               23,830
                                                                                 ================   ==================

Diluted earnings (loss) per common share                                         $         (0.65)   $            0.29
                                                                                 ================   ==================

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

                                                                                     For the Three Months Ended
                                                                                              December 31,
                                                                                --------------------------------------
BASIC EARNINGS (LOSS) PER COMMON SHARE:                                                1998                 1997
                                                                                -----------------   ------------------
Net income (loss) available for common shareholders                             $        (14,602)   $           1,334
                                                                                =================   ==================
Weighted average common shares outstanding                                                21,484               23,424
                                                                                =================   ==================

Basic earnings (loss) per common share                                          $          (0.68)   $            0.06
                                                                                =================   ==================

DILUTED EARNINGS (LOSS) PER COMMON SHARE:
Net income (loss) available for common shareholders                             $        (14,602)   $           1,334
                                                                                =================   ==================
Weighted average common shares outstanding                                                21,484               23,424
Incremental shares due to assumed exercise and repurchase of stock options                   ---                  485
                                                                                =================   ==================
                                                                                          21,484               23,909
                                                                                =================   ==================
Diluted earnings (loss) per common share                                        $          (0.68)   $            0.06
                                                                                =================   ==================

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

     In December 1998, the Company recorded a pre-tax loss of approximately $19.3 million on the sale of Solair. This loss was included in cost of goods sold as it was primarily attributable to the bulk sale of inventory at prices below the carrying amount of the inventory. Gross proceeds from the sale totaled approximately $60.4 million. Approximately $50.0 million of the gross proceeds was used to pay down the Company's revolver balance. A $5.8 million tax benefit was realized from the transaction, resulting in an after-tax loss of approximately $13.5 million, which is included in the net loss available for common shareholders for the three and nine months ended December 31, 1998.

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

                  UNAUDITED SUPPLEMENTAL PRO FORMA INFORMATION

                                               For the Nine Months Ended             For the Three Months Ended
                                                      December 31,                          December 31,
                                            ---------------------------------     ----------------------------------
                                                  1998               1997               1998               1997
                                            ---------------    --------------     --------------    ----------------
Net sales                                   $       105,910    $       112,118   $         34,955   $         34,788
                                            ===============    ===============   ================   ================
Operating income                            $         5,974    $         7,620   $          1,759   $          1,714
                                            ===============    ===============   ================   ================

Net income                                  $         4,578    $         4,648   $             41   $          1,046
                                            ===============    ===============   ================   ================
Net income (loss) available for common
   shareholders                             $         2,612    $         3,072   $           (562)  $            357
                                            ===============    ===============   ================   ================
Earnings (loss) per common share -          $
   basic                                               0.12    $          0.13   $          (0.03)  $           0.02
                                            ===============    ===============   ================   ================
Earnings (loss) per common share -
   diluted                                  $          0.12    $          0.13   $          (0.03)  $           0.01
                                            ===============    ===============   ================   ================

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

                                     PART I
                      ITEM 2 - MANAGEMENT'S DISCUSSION AND
            ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

NINE (9) MONTHS ENDED DECEMBER 31, 1998 AND 1997

                                                1998                      1997                Increase/(Decrease)
                                        ----------------------   -----------------------     ----------------------
(In thousands)                              $           %            $            %             $            %
                                        ----------   ---------   ----------   ----------     ---------    ---------
Net sales                                 152,404       100.0      359,458        100.0      (207,054)       (57.6)
Cost of goods sold                        139,666        91.6      256,085         71.2      (116,419)       (45.5)
                                        ----------   ---------   ----------   ----------     ---------    ---------

   Gross profit                            12,738         8.4      103,373         28.8       (90,635)       (87.7)
Selling, general & administrative
    expenses                               26,366        17.3       77,601         21.6       (51,235)       (66.0)
                                        ----------   ---------   ----------   ----------     ---------    ---------

   Operating income (loss)                (13,628)       (8.9)      25,772          7.2       (39,400)         N/A
Investment income                           1,197         0.8          ---          ---         1,197        100.0
Interest expense, net                       5,255         3.5       12,178          3.4        (6,923)       (56.8)
                                        ----------   ---------   ----------   ----------     ---------    ---------

   Income (loss) before taxes             (17,686)      (11.6)      13,594          3.8       (31,280)         N/A
Provision (benefit) for taxes              (5,750)       (3.8)       5,300          1.5       (11,050)         N/A
                                        ----------   ---------   ----------   ----------     ---------    ---------

   Net income (loss)                      (11,936)       (7.8)       8,294          2.3       (20,230)         N/A
                                        ==========   =========   ==========   ==========     =========    =========

     Operating Results

     Net sales for the nine months ended December 31, 1998 decreased $207.1 million, or 57.6%, from the comparable prior period. This decrease was the result of the hardware group disposition, which accounted for approximately 50% of sales (see Note 2 in the notes to summarized financial information), the effect of which is presented below. Sales of the rotables group decreased compared to the prior period; however, the decrease was offset partially by incremental sales from the exclusive three-year agreement between Solair and Delta Air Lines ("Delta"), which commenced in August 1997 ("Delta Contract"). Sales of the engine group also decreased compared to the prior period, due primarily to lower engine sales, partially offset by an increase in turbine parts and engine management sales. The lower engine sales are attributable partly to a shift in the marketplace from customers purchasing engines to customers leasing engines, due to upcoming regulatory changes. Excluding the results of Solair, net sales for the nine months ended December 31, 1998 would have been $105.9 million.

     Gross profit for the nine months ended December 31, 1998 was $12.7 million or 8.4%. Included in cost of goods sold was a charge of $19.3 million recognized on the sale of Solair. This charge was attributable primarily to the bulk sale of inventory at prices below the carrying amount of the inventory. Excluding this charge, gross profit for the nine months ended December 31, 1998 would have been $32.1 million or 21.0%. Gross profit for the nine months ended December 31, 1997 was $103.4 million or 28.8%. The decrease in gross profit percentage from 21.0% in the current period compared to 28.8% for the prior period was attributable primarily to the hardware group disposition, which typically earned higher margins than the engine and rotables groups. Excluding the results of the hardware group, gross profit for the nine months ended December 31, 1997 would have been $36.9 million or 22.4%.

     Selling, general and administrative ("SG&A") expenses decreased $51.2 million, or 66.0%, for the nine months compared to the prior year. Excluding the results of the hardware group and BAI as described below, SG&A expenses would have been $28.4 million, or 17.3% of sales, compared to $26.4 million, or 17.3% of sales.

     Operating income for the nine months ended December 31, 1998 decreased $39.4 million from the comparable prior period, of which $19.3 million was a charge attributable primarily to the bulk sale of inventory at prices below the carrying amount of the inventory, and $17.3 million to the divestiture of the hardware group. Excluding the charge related to the sale of Solair in the current period, and the results of the hardware group in the prior period, operating income would have decreased $2.8 million, or 32.7%, from the comparable period. This decrease was attributable primarily to lower sales and an overall decrease in gross margins. Excluding the results of Solair, operating income for the nine months ended December 31, 1998 would have been $6.0 million.

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

                  UNAUDITED SUPPLEMENTAL PRO FORMA INFORMATION
                   FOR THE NINE MONTHS ENDED DECEMBER 31, 1997

         (In thousands)             Amount        Percentage
                               ---------------   -------------
         Net sales             $      164,916           100.0 %
         Cost of goods sold           128,007            77.6
                               ---------------   -------------
         Gross profit                  36,909            22.4
         Selling, general and
            administrative
            expenses                   28,449            17.3
                               ---------------   -------------
         Operating income      $        8,460             5.1 %
                               ===============   =============

     Investment Income

     Investment income for the nine months ended December 31, 1998 amounted to $1.2 million. The Company recorded no investment income in the comparable prior period. For the nine months ended December 31, 1998, the Company recorded $2.3 million in dividend income mainly as a result of shares of AlliedSignal common stock received from the hardware group disposition, and a $1.0 million loss related to the sale and subsequent marking to market of calls sold on the investment in AlliedSignal common stock. Through the end of December 1998, the Company had sold calls on over 2.75 million shares of its investment in AlliedSignal common stock for proceeds aggregating approximately $34.7 million.

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

     Provision/(Benefit) for Taxes

     The benefit for taxes for the nine months ended December 31, 1998 amounted to $5.8 million due primarily to the $5.8 million tax benefit on the $19.3 million pre-tax loss from the sale of Solair. The provision for taxes for the nine months ended December 31, 1997 amounted to $5.3 million. The effective tax rate for the nine months ended December 31, 1998 and 1997 was a benefit of 32.5% and a provision of 39.0%, respectively. The decrease in the effective tax rate for the nine months ended December 31, 1998 was due to the 70% exclusion permitted on dividend income.

     Net Income (Loss)

     For the nine months ended December 31, 1998 and 1997, the Company recorded a net loss available to common shareholders of $13.9 million, or $0.65 basic earnings per common share, and net income available to common shareholders of $6.9 million, or $0.30 basic earnings per common share, respectively.

     Inflation has had minimal effect on the Company's current operations and the Company believes that this trend will continue in the immediate future.

     Comprehensive Income (Loss)

     Comprehensive income (loss) for the nine months ended December 31, 1998 included unrealized holding gains in the fair market value of the AlliedSignal common stock, which was received from the hardware group disposition, and net unrealized holding losses from other available-for-sale securities. The fair market value of available-for-sale securities increased by $5.4 million, net of taxes, for the nine months ended December 31, 1998.

THREE (3) MONTHS ENDED DECEMBER 31, 1998 AND 1997

                                                1998                      1997                Increase/(Decrease)
                                        ----------------------   -----------------------     ----------------------
(In thousands)                              $           %            $            %             $            %
                                        ----------   ---------   ----------   ----------     ---------    ---------
Net sales                                  46,839       100.0      119,614        100.0       (72,775)       (60.8)
Cost of goods sold                         56,529       120.7       83,745         70.0       (27,216)       (32.5)
                                        ----------   ---------   ----------   ----------     ---------    ---------

   Gross profit                            (9,690)      (20.7)      35,869         30.0       (45,559)         N/A
Selling, general & administrative
    expenses                                7,353        15.7       28,155         23.5       (20,802)       (73.9)
                                        ----------   ---------   ----------   ----------     ---------    ---------

   Operating income (loss)                (17,043)      (36.4)       7,714          6.5       (24,757)         N/A
Investment (loss)                          (1,372)       (2.9)         ---          ---        (1,372)      (100.0)
Interest expense, net                       1,994         4.3        4,401          3.7        (2,407)       (54.7)
                                        ----------   ---------   ----------   ----------     ---------    ---------

   Income (loss) before taxes             (20,409)      (43.6)       3,313          2.8       (23,722)         N/A
Provision (benefit) for taxes              (6,410)      (13.7)       1,290          1.1        (7,700)         N/A
                                        ----------   ---------   ----------   ----------     ---------    ---------

   Net income (loss)                      (13,999)      (29.9)       2,023          1.7       (16,022)         N/A
                                        ==========   =========   ==========   ==========     =========    =========

     Operating Results

     Net sales for the three months ended December 31, 1998 decreased $72.8 million, or 60.8%, from the comparable prior period. This decrease was the result of the hardware group disposition, which accounted for approximately 50% of sales (see Note 2 in the notes to summarized financial information), the effect of which is presented below. Sales of the rotables group decreased as a result of a decrease in sales from the Delta Contract compared to the prior period. Sales of the engine group, however, increased compared to the prior period primarily due to several engine sales and engine sale-leaseback transactions, coupled with an overall increase in turbine parts sales. Excluding the results of Solair, net sales for the three months ended December 31, 1998 would have been $35.0 million.

     Gross profit for the three months ended December 31, 1998 was a loss of $9.7 million or 20.7%. Included in cost of goods sold was a charge of $19.3 million recognized on the sale of Solair. This charge was attributable primarily to the bulk sale of inventory at prices below the carrying amount of the inventory. Excluding this charge, gross profit for the three months ended December 31, 1998 would have been $9.6 million or 20.6%. Gross profit for the three months ended December 31, 1997 was $35.9 million or 30.0%. The decrease in gross profit percentage from 20.6% in the current period compared to 30.0% for the prior period was attributable primarily to the hardware group disposition, which typically earned higher margins than the engine and rotables groups. Excluding the results of the hardware group, gross profit for the three months ended December 31, 1997 would have been $13.3 million or 24.1%. The decrease in the current period is due primarily to the deferred profit accounting from engine sale-leaseback transactions whereby the gross profit is deferred over the life of the lease.

     SG&A expenses decreased $20.8 million or 73.9% for the three months compared to the prior year. Excluding the results of the hardware group and BAI as described below, SG&A expenses would have been $10.3 million, or 18.7% of sales, compared to $7.4 million, or 15.7% of sales. The decrease in SG&A expenses represents reduced employment costs in the rotables group compared to the prior year.

     Operating income for the three months ended December 31, 1998 decreased $24.8 million from the comparable prior period, of which $19.3 million was a charge attributable primarily to the bulk sale of inventory at prices below the carrying amount of the inventory, and $4.7 million to the divestiture of the hardware group. Excluding the charge related to the sale of Solair in the current period, and the results of the hardware group in the prior period, operating income would have decreased $0.7 million, or 24.0%, from the comparable period. This decrease was attributable primarily to lower sales and an overall decrease in gross margins. Excluding the actual operating results of Solair for the period prior to its disposition, operating income for the three months ended December 31, 1998 would have been $1.8 million.

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

                  UNAUDITED SUPPLEMENTAL PRO FORMA INFORMATION
                  FOR THE THREE MONTHS ENDED DECEMBER 31, 1997


        (In thousands)             Amount        Percentage
                              ---------------   -------------
        Net sales             $       54,940           100.0%
        Cost of goods sold            41,686            75.9
                              ---------------   -------------
        Gross profit                  13,254            24.1
        Selling, general and
           administrative

           expenses                   10,257            18.7
                              ---------------   -------------
        Operating income      $        2,997             5.4%
                              ===============   =============

     Investment Loss

     Investment loss for the three months ended December 31, 1998 amounted to $1.4 million. The Company recorded no investment income or loss in the comparable prior period. For the three months ended December 31, 1998, the Company recorded $0.8 million in dividend income mainly as a result of shares of AlliedSignal common stock received from the hardware group disposition, and a $2.1 million loss related to the sale and subsequent marking to market of calls sold on the investment in AlliedSignal common stock.

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

     Provision/(Benefit) for Taxes

     The benefit for taxes for the three months ended December 31, 1998 amounted to $6.4 million due primarily to the $5.8 million tax benefit on the $19.3 million pre-tax loss from the sale of Solair. The provision for taxes for the three months ended December 31, 1997 amounted to $1.3 million. The effective tax rate for the three months ended December 31, 1998 and 1997 was a benefit of 31.4% and a provision of 39.0%, respectively. The decrease in the effective tax rate for the three months ended December 31, 1998 was due to the 70% exclusion permitted on dividend income.

     Net Income (Loss)

     For the three months ended December 31, 1998 and 1997, the Company recorded a net loss available to common shareholders of $14.6 million, or $0.68 basic earnings per common share, and net income available to common shareholders of $1.3 million, or $0.06 basic earnings per common share, respectively.

     Comprehensive Income

     Comprehensive income for the three months ended December 31, 1998 included unrealized holding gains in the fair market value of the AlliedSignal common stock, which was received from the hardware group disposition, and unrealized holding gains from other available-for-sale securities. The fair market value of available-for-sale securities increased by $30.4 million, net of taxes, for the three months ended December 31, 1998.

FINANCIAL CONDITION

     Liquidity

     The following table presents certain liquidity ratios of the Company at December 31, 1998 and March 31, 1998.

                                                 December 31, 1998          March 31, 1998
                                                --------------------      -------------------
 Current ratio                                        6.15:1                    2.68:1

 Debt to equity                                       0.20:1                    0.19:1


     Total capitalization as of December 31, 1998 and March 31, 1998 amounted to $298.0 million and $307.0 million, respectively. The changes in the components of capitalization for the nine months ended December 31, 1998 included an increase in debt of $1.7 million and a decrease in equity of $10.7 million. The net increase in debt was the result of incremental borrowings under the credit agreement to fund current working capital requirements, purchase marketable securities, primarily Fairchild Class A common stock, and repurchase shares of the Company's preferred stock from a third party. The gross increase in borrowings was partially offset, however, by the proceeds from the sale of Solair on December 31, 1998 that were used to pay down debt by approximately $50.0 million. The decrease in equity was the result primarily of the repurchase of the Company's preferred stock offset by the market appreciation on the shares of AlliedSignal common stock from March 31, 1998. The current year net loss was due primarily to the after-tax loss recorded on the sale of Solair.

     In connection with the hardware group disposition, the Company recorded its investment in AlliedSignal common stock as an available-for-sale investment, the value of which was $214.6 million and $206.6 million at December 31, 1998 and March 31, 1998, respectively. The Company has reclassified its investment in AlliedSignal common stock from noncurrent investments at March 31, 1998 to current marketable securities at December 31, 1998. This reclassification was based on management's belief that a current classification more appropriately reflects the increased probability that the AlliedSignal common stock will be liquidated within the next twelve months, subject to market conditions. There is risk associated with market fluctuation in the AlliedSignal common stock, which is inherent in stock investments.

     At December 31, 1998, the Company had total debt outstanding of $50.6 million, all of which was borrowed under its credit agreement. As of December 31, 1998, the credit agreement (as amended) provided for up to $62.9 million of borrowings for working capital, capital expenditures and potential acquisitions, subject to certain conditions and a borrowing base. Cash flow from operations, along with funds available under the credit agreement (as amended) and proceeds from the liquidation of securities should be adequate to finance the Company's operations in fiscal 1999. The Company had no other material capital commitments or planned expenditures as of December 31, 1998.

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

     Year 2000

     As the end of the century nears, there is a widespread concern that many existing data processing devices that use only the last two digits to refer to a year will not properly recognize a year that begins with the digits "20" instead of "19." If not properly modified, these data processing devices could fail, create erroneous results, or cause unanticipated systems failures, among other problems. In response, the Company has developed a Year 2000 readiness plan that is divided into a number of interrelated and overlapping phases, including corporate awareness and planning, readiness assessment, evaluation and prioritization of solutions, implementation of remediation, validation testing, and contingency planning. These phases are discussed below.

     Awareness. In the corporate awareness and planning phase, the Company formed a Year 2000 project group under the direction of the Company's Chief Operating Officer, identified and designated key personnel within the Company to coordinate its Year 2000 efforts, and retained the services of outside technical review and modification consultants. The project group prepared an overall schedule and working budget for the Company's Year 2000 plan. The Company has completed this phase of its Year 2000 plan. The Company evaluates regularly, and based on such evaluation revises the schedule and budget to reflect the progress of the Company's Year 2000 readiness efforts. The Chief Operating Officer regularly reports to the Company's management and the board of directors on the status of the Year 2000 project.

     Assessment. In the readiness assessment phase, the Company, in coordination with its technical review consultants, has been evaluating the Company's Year 2000 preparedness in a number of areas, including its information technology infrastructure, external resources, facilities, equipment, products and inventory. The Company has substantially completed this phase of its Year 2000 plan. In addition, pending the completion of all validation testing, the Company continues to review all aspects of its Year 2000 preparedness on a regular basis. In this respect, we have designated officers at each operating unit to provide regular assessment updates to our outside consultants. These consultants are assimilating a range of alternative methods to complete each phase of our Year 2000 plan and are reporting regularly their findings and conclusions to the Company's Chief Operating Officer.

     Evaluation. In the evaluation and prioritization phase, the Company seeks to develop potential solutions to the Year 2000 issues identified in the Company's readiness assessment phase, consider those solutions in light of the Company's other information technology and business priorities, prioritize the various remediation tasks, and develop an implementation schedule. This phase is ongoing and will not be completed until after October 31, 1999, when all validation testing is anticipated to be completed. However, identified problems are corrected as soon as practicable after identification. To date, the Company has not identified any major information technology system or non-information technology system that it must replace in its entirety for Year 2000 reasons, and has determined that most of the Year 2000 issues identified in the assessment phase can be addressed satisfactorily through system modifications, component upgrades and software patches. Thus, the Company does not presently anticipate incurring any material systems replacement costs relating to the Year 2000 issue.

     Implementation. In the implementation phase, the Company, with the assistance of its technical review and modification consultants, began to implement the proposed solutions to any identified Year 2000 issues. The solutions include equipment and component upgrades, systems and software patches, reprogramming and resetting machines, and other modifications. Substantially all of he Company's material systems are currently Year 2000 ready.

     Testing. In the validation testing phase, the Company seeks to evaluate and confirm the results of its Year 2000 remediation efforts. In conducting its validation testing, the Company is using, among other things, proprietary testing protocols developed internally and by the Company's technical review and modification consultants, as well as commercially available testing tools such as Greenwich Mean Time's Check 2000, which identifies potential Year 2000-related software and data problems or any ineffective remediation. The Company expects to complete testing of its most critical information technology and related systems by June 30, 1999.

     Contingency Planning. In the contingency planning phase, the Company, together with its technical review consultants, is assessing the Year 2000 readiness of its key suppliers, distributors, customers and service providers. Toward that objective, the Company has sent letters, questionnaires and surveys to its business partners, inquiring about their Year 2000 readiness arrangements. The average response rate to date has been approximately 40%, but all of our most significant business partners have responded to our inquiries. In this phase, the Company also began to evaluate the risks to the Company that its failure or the failure of others to be Year 2000 ready would cause a material disruption to, or have a material effect on, the Company's financial condition, business or operations. So far, we have not identified any systems as being both mission critical and potentially at risk. The Company also is developing and evaluating contingency plans to deal with events arising from significant Year 2000 issues outside of our infrastructure. In this regard, the Company is considering the advisability of augmenting its inventories, securing additional sources for certain supplies and services, arranging for back-up utilities, and exploring alternate distribution and sales channels, among other things.

     The following chart summarizes the Company's progress, by phase, in completing its Year 2000 plan:

                     PERCENTAGE OF YEAR 2000 PLAN COMPLETED
                                   (BY PHASE)

                             1997 Quarter Ended                     1998 Quarter Ended
                           -----------------------   -------------------------------------------------
                                                                                                              Work
                           Sept. 30      Dec. 31      Mar. 31      June 30     Sept. 30      Dec. 31       Remaining
                           ----------   ----------   ----------   ----------   ----------    ---------    -------------
Awareness                        100 %        100 %        100 %        100 %        100 %        100 %              0 %
Assessment                                                                            50          100                0
Evaluation                                                                            20          100                0
Implementation                                                                                     40               60
Testing                                                                                         30-40            60-70
Contingency Planning                                                                  25           50               50

     The following chart summarizes the total costs incurred by the Company as of December 31, 1998 to address Year 2000 issues, and the total costs the Company reasonably anticipates incurring during the next twelve months relating to the Year 2000 issues.

                           YEAR 2000 COSTS AS                      ANTICIPATED YEAR 2000 COSTS
                          OF DECEMBER 31, 1998:                  DURING THE NEXT TWELVE MONTHS:
                          ---------------------                  ------------------------------
                                $550,000                                    $100,000

     The Company has funded the costs of its Year 2000 plan from general operating funds, and all such costs have been deducted from income. To date, the costs associated with our Year 2000 efforts have not had a material effect on and have caused no delays with respect to, the Company's other information technology programs or projects.

     The Company anticipates that it will complete its Year 2000 preparations by October 31, 1999. Although the Company's Year 2000 assessment, evaluation, implementation, testing and contingency planning phases are not yet complete, from what we know, the Company does not believe that Year 2000 issues will materially affect its business, results of operations or financial condition. If the Company's Year 2000 programs are not completed on time, and its mission critical systems are not Year 2000 ready, the Company could be subject to significant business interruptions, and could be liable to customers and other third parties for breach of contract, breach of warranty, misrepresentation, unlawful trade practices and other claims.

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

                                     Part II

                                OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  10 (i) Amendment No. 6 and Consent Dated as of December 31, 1998 to Second Amended and Restated Credit Agreement Dated as of December 12, 1996 (incorporated by reference to the Registrant's Form 10-Q for the quarterly period ended December 31, 1998, filed on February 12, 1999).

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

                                       BANNER AEROSPACE, INC.

                                       By       /S/ EUGENE W. JURIS
                                       -----------------------------------
                                                Eugene W. Juris
                                                Vice President and
                                                Chief Financial Officer

Dated:  March 25, 1999